Form 10-K
period 1997-12-31
BMJ MEDICAL MANAGEMENT INC
filed 1998-03-31
CIK 1036296

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ..................... TO .....................

            COMMISSION FILE NUMBER             0-
                            ................................................

                          BMJ MEDICAL MANAGEMENT, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                             65-067609
              (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)
               4800 NORTH FEDERAL HIGHWAY
                       SUITE 101E
                  BOCA RATON, FLORIDA                           33431
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 391-1311

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
             Common Stock, $.001 par value                                 Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

     The aggregate market value of the registrant's Common Stock, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price at March 16, 1998 was approximately $121,532,714. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BMJ MEDICAL MANAGEMENT, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                  PART I
Item 1.    BUSINESS.......................................................................................     1
Item 2.    PROPERTIES.....................................................................................    24
Item 3.    LEGAL PROCEEDINGS..............................................................................    24
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................    24
                                                 PART II
Item 5.    MARKET FOR REGISTRANT'S EQUITY AND RELATED
             STOCKHOLDERS MATTERS.........................................................................    25
Item 6.    SELECTED FINANCIAL INFORMATION.................................................................    25
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    25
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................    31
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................    32
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........    58
                                                 PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................    58
Item 11.   EXECUTIVE COMPENSATION.........................................................................    60
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................    62
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................    63
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.....................................................................................    66
           SIGNATURES.....................................................................................    73

                           FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE ANTICIPATED DEVELOPMENT AND EXPANSION OF THE COMPANY'S BUSINESS, THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS, PRIMARILY WITH RESPECT TO THE FUTURE OPERATING PERFORMANCE OF THE COMPANY AND OTHER STATEMENTS CONTAINED HEREIN REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE 'FORWARD-LOOKING' STATEMENTS. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE POTENTIAL INABILITY TO AFFILIATE WITH PHYSICIAN PRACTICES, THE POTENTIAL TERMINATION OF CONTRACTUAL RELATIONSHIPS, THE POTENTIAL INABILITY OF THE COMPANY TO ESTABLISH ANCILLARY SERVICE FACILITIES, FLUCTUATIONS IN THE VOLUME OF PROCEDURES PERFORMED BY THE PRACTICES' PHYSICIANS, CHANGES IN THE REIMBURSEMENT RATES FOR THOSE SERVICES, UNCERTAINTY ABOUT THE ABILITY TO COLLECT THE APPROPRIATE FEES FOR SERVICES PROVIDED OR ORDERED BY THE PRACTICES' PHYSICIANS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     BMJ Medical Management, Inc. (together with its subsidiaries, the 'Company' or 'BMJ') is principally a physician practice management company (a 'PPM') that provides management services to physician practices that focus on musculoskeletal care, which involves the medical and surgical treatment of conditions relating to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the physician practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. The management services provided by the Company include physician practice and network development, marketing, payor contracting and financial, administrative and clinical information management. As of December 31, 1997, the Company had affiliated (the 'Affiliation Transactions') by entering into management services agreements (the 'Management Services Agreements') with 25 practices (the 'Existing Practices' and, together with other practices with which the Company may affiliate in the future, the 'Practices') comprising 117 physicians practicing in Arizona, California, Florida, Pennsylvania, New Jersey and Texas and owned and operated one Independent Physician Association (the 'IPA') which provides services to enrollees of health care plans and other specified patient populations pursuant to agreements with health care plans (the 'IPA Provider Agents') with 42 physicians in Arizona.

AFFILIATION TRANSACTIONS

     In July 1996, the Company affiliated with its first Practice, Lehigh Valley Bone, Muscle and Joint Group, LLC ('LVBMJ'), comprising five physicians. In November 1996, the Company affiliated with South Texas Spinal Clinc, P.A. ('STSC') and Southern California Orthopedic Institute Medical Group ('SCOI'),

resulting in the addition of a total of 29 physicians located in Texas and California. The Company affiliated with Lauderdale Orthopedic Surgeons ('LOS') and Tri-City Orthopedic Surgery Medical Group, Inc. ('Tri-City') in April 1997, Fishman & Stashak, M.D.'s, P.A. (d/b/a Gold Coast Orthopaedics) ('Gold Coast') in June 1997 and Sun Valley Orthopedic Surgeons ('Sun Valley') in July 1997, resulting in the addition of a total of 23 physicians. In October 1997, the Company affiliated with Broward Institute of Orthopedic Specialties, P.A. ('BIOS') and Orthopedic Surgery Associates, P.A. ('OSA'), resulting in the addition of a total of 15 physicians. In addition to the foregoing Affiliation Transactions, the Company has affiliated with 17 other Practices comprising 45 additional physicians.

     The Company has divided the United States into the eastern, central and western regions. Set forth below is a description of the Affiliation Transactions that the Company had entered into in each region as of December 31, 1997.

  Eastern Region

     Effective July 1, 1996, the Company entered into a Management Services Agreement with LVBMJ in Bethlehem, Pennsylvania. Under the terms of the initial Management Services Agreement between LVBMJ and the Company, the Company received a fee equal to 50% of the net collected revenues of LVBMJ and became responsible for all the clinic overhead expenses (medical support services). Effective July 1, 1997, the Company and LVBMJ entered into an amended and restated Management Services Agreement, (the 'LVBMJ Management Services Agreement'). Under the terms of the LVBMJ Management Services Agreement, the Company is entitled to receive a fee equal to 10% of net collections received for professional services by the Practice net of refunds paid ('Collections') plus reimbursement of clinic overhead expenses and 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. As consideration to LVBMJ for entering into the LVBMJ Management Services Agreement, the Company issued an aggregate of 370,023 shares of Common Stock, options to purchase an aggregate of 21,429 shares of Common Stock and additional consideration of $320,000 to the physician owners of LVBMJ. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended March 1998.

     Effective April 1, 1997, the Company entered into a Management Services Agreement (the 'LOS Management Services Agreement') with LOS located in Ft. Lauderdale, Florida. As consideration to LOS for entering into the agreement, the Company issued an aggregate of 329,259 shares of its Common Stock and paid additional consideration of $512,514 to the LOS physicians. Under the terms of the LOS Management Services Agreement, the Company is entitled to receive a fee equal to (i) the aggregate of (A) 20% of net operating income (as defined in the LOS Management Services Agreement) of the Practice plus reimbursement of clinical overhead expenses, plus (B) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first seven years of the term of the LOS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $400,000. The Company also purchased certain assets from LOS, including the assumption of two leases, for an aggregate purchase price of $2,250,000 (subject to adjustment based upon the Company's actual collection of the purchased accounts receivable).

     Effective June 1, 1997, the Company entered into a Management Services Agreement (the 'Gold Coast Management Services Agreement') with Gold Coast located in West Palm Beach, Florida, pursuant to which the Company issued 179,010 shares of Common Stock to the physician owners of Gold Coast. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended August 1998. Under the terms of the Gold Coast Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 15% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first six years of the term of the Gold Coast Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $500,000. In connection with the Gold Coast Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of June 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from Gold Coast for an aggregate purchase price of $2,976,577.

     Effective August 1, 1997, the Company entered into a Management Services Agreement (the 'BOS Management Services Agreement') with Broward Orthopedic Specialists, Inc. ('BOS') located in Ft. Lauderdale, Florida, pursuant to which the Company issued 446,977 shares of Common Stock to the physician owners of BOS. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended July 1998. Under the terms of the BOS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 15% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the BOS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $810,000. In connection with the BOS Affiliation Transaction, the Company also entered into Asset Purchase Agreements, effective as of August 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from BOS and the physician owners of BOS for an aggregate purchase price of $4,222,498.

     Effective August 1, 1997, the Company entered into a Management Services Agreement (the 'PM&R Management Services Agreement') with Physical Medicine and Rehabilitation Associates, Inc. ('PM&R'), located in Delray Beach, Florida, pursuant to which the Company issued 90,659 shares of Common Stock to the physician owners of PM&R. Under the terms of the PM&R Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first five years of the term of the PM&R Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $136,000. In connection with the PM&R Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of August 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from PM&R for an aggregate purchase price of $830,166.

     In October 1997, the Company entered into a Management Services Agreement (the 'OSA Management Services Agreement') with OSA located in Boca Raton, Florida, pursuant to which the Company issued 44,364 shares of Common Stock to the physician owners of OSA. The Company may be required to issue more shares of Common Stock to OSA in 1998 and 1999 based on the Practice's actual Collections for the twelve months ended August 1998 and August 1999. Under the terms of the OSA Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 12.5% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the OSA Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $799,000. In connection with the OSA Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of September 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from OSA for an aggregate purchase price of $6,773,951 and issued 177,455 shares of Common Stock to the physician owners of OSA.

     In October 1997, the Company entered into a Management Services Agreement (the 'BIOS Management Services Agreement') with BIOS located in Hollywood, Florida. As consideration to BIOS for entering into the agreement, the Company issued an aggregate of 182,312 shares of its Common Stock and paid additional consideration of $24,000 to the BIOS physicians. The Company may be required to issue more shares of Common Stock to BIOS in 1998 based on BIOS's actual Collections for the twelve month period ended August 1998. Under the terms of the BIOS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 15% of net operating income (as defined in the BIOS Management Services Agreement) of the Practice plus reimbursement of clinical overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. The Company also purchased certain assets from BIOS for an aggregate purchase price of $2,761,563.

     In October 1997, the Company entered into a Management Services Agreement (the 'LOAS Management Services Agreement') with Lighthouse Orthopedic Associates, P.A. ('LOAS') located in Lighthouse Point, Florida. As consideration to LOAS for entering into the agreement, the Company issued an aggregate of 37,837 shares of its Common Stock to the LOAS physicians. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended August 1998. Under the terms of the LOAS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 12.5% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the LOAS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $535,000. In connection with the LOAS Affiliation Transaction, the Company also entered into Asset Purchase Agreements, effective as of September 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from each of LOAS, certain affiliates of LOAS and each of the physicians of LOAS, for an aggregate purchase price of $3,899,930 and issued an aggregate of 156,383 shares of Common Stock to the physician owners of LOAS.

     In October 1997, the Company acquired all of the issued and outstanding shares of common stock of Valley Sports Surgeons, Inc., a physician practice management company located in Allentown, Pennsylvania ('VSI'), in exchange for an aggregate of 359,464 shares of Common Stock. Pursuant to the terms of a Management Services Agreement (the 'Valley Management Services Agreement'), VSI currently manages Valley Sports & Arthritis Surgeons, P.C., an orthopedic medical practice also located in Allentown, Pennsylvania ('VSAS'). The Company is entitled to receive a fee equal to the aggregate of (i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus
(ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first five years of the term of the Valley Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $416,500. Prior to the acquisition of the capital stock of VSI, the Company purchased substantially all of the assets of VSAS used in connection with its medical practice (including certain accounts receivable) for an aggregate purchase price of $897,727.

     Effective November 1, 1997, the Company entered into a Management Services Agreement (the 'New Jersey Management Services Agreement') with New Jersey Orthopedic Associates, P.A., a New Jersey professional association ('NJOA'), located in Freehold, New Jersey, pursuant to which the Company issued 67,859 shares of Common Stock and paid additional consideration of $411,680 to the physician owners of NJOA. Under the terms of the New Jersey Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first five years of the term of the New Jersey Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $240,840. In connection with the NJOA Affiliation Transaction, the Company entered into an Asset Purchase Agreement, effective November 1, 1997, pursuant to which the Company purchased certain assets from Orthopedic Associates of New Jersey, an affiliate of NJOA, for a purchase price of $75,000. Additionally, NJOA and the Company entered into a Stockholders Noncompetition Agreement and the Company paid consideration of $954,194 to the physician owners of NJOA.

  Other Eastern Region Affiliations

     Effective July 1, 1997, the Company entered into a Management Services

Agreement with Kramer & Maehrer, LLC, located in Bethlehem, Pennsylvania. In order to enhance the Company's presence in the Ft. Lauderdale market, the Company entered into Management Services Agreements with Jeffrey Beitler, M.D., P.A., located in Aventura, Florida, and Michael Abrahams, M.D., P.A., located in Plantation, Florida, effective as of September 1, 1997 and August 1, 1997, respectively. Under the terms of these Management Services Agreements, the Company is entitled to receive a fee equal to the aggregate of (i) 10% (15% in the case of Dr. Abrahams) of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power.

  Central Region

     The Company's initial Affiliation Transaction in the central region was with STSC. The Company entered into a Management Services Agreement with STSC, located in San Antonio, Texas, effective as of November 1, 1996, pursuant to which the Company issued 768,929 shares of Common Stock and deferred consideration of $915,835. Pursuant to the STSC Management Services Agreement, the Company is entitled to receive a management fee equal to an aggregate of (i) 11 1/2% of Collections of the Practice (less certain lease payments) plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. The Company also entered into an asset purchase agreement with STSC, pursuant to which the Company agreed to purchase certain assets (including accounts receivable) and assume certain liabilities for a purchase price of (i) $1,703,826 (subject to adjustment based upon the Company's actual collection of the purchased accounts receivable), plus (ii) a future payment of $446,327.

  Other Central Region Affiliations

     Effective July 1, 1997, the Company entered into a Management Services Agreement with Eradio Arrendondo, M.D., P.A., located in San Antonio, Texas.

  Western Region

     Effective November 1, 1996, the Company entered into a Management Services Agreement (the 'SCOI Management Services Agreement') with SCOI, located in Van Nuys, California, and, in connection therewith, the Company issued 2,857,140 shares of Common Stock to the physician owners and certain key employees of SCOI. Under the SCOI Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 10% of the Collections of the Practice (if certain conditions are met) less certain equipment lease payments plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Simultaneously with the execution and delivery of the SCOI Management Services Agreement and pursuant to an Asset Purchase Agreement, the Company acquired certain assets (including the outstanding accounts receivable), and assumed certain liabilities, of SCOI for an aggregate purchase price of $5,930,897 (which included $4,448,000 of value of accounts receivable purchased).


     In a subsequent transaction with the Center for Orthopedic Surgery, Inc. ('COSI'), an outpatient surgery center in Van Nuys, California owned by the SCOI physicians, the Company issued 392,857 shares of Common Stock to the physician owners of COSI as consideration for the execution of the Management Services Agreement entered into between COSI and the Company (the 'COSI Management Services Agreement').

     The SCOI and COSI Management Services Agreements provided for the recalculation of the number of shares issued to the physicians in connection with the SCOI and COSI Affiliation Transactions, and such recalculations were completed in November 1997. As a result of such recalculation provisions, the Company issued approximately 887,000 additional shares of Common Stock to the SCOI physicians which resulted in an increase in general and administrative expense of approximately $13.5 million in the fourth quarter of 1997.

     To expand its network in the western region, effective April 1, 1997, the Company entered into a Management Services Agreement (the 'Tri-City Management Services Agreement') with Tri-City, located in Oceanside, California, pursuant to which the Company issued 287,659 shares of Common Stock and paid $202,900 to the physician owners of Tri-City. Under the terms of the Tri-City Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 10% of Collections of the Practice (less certain lease payments) plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with the Tri-City Affiliation Transaction, the Company also entered into three Asset Purchase Agreements with Tri-City or affiliates thereof, all effective as of April 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from such parties for an aggregate purchase price of $745,300 ($519,000 of which is subject to adjustment, based upon the Company's actual collection of the purchased accounts receivable).

     Effective July 1, 1997, the Company entered into a Management Services Agreement (the 'Sun Valley Management Services Agreement') with Sun Valley Orthopedic Surgeons, an Arizona general partnership ('Sun Valley'), located in Sun City, Arizona, pursuant to which the Company issued 112,719 shares of Common Stock to the physician owners of Sun Valley. The Sun Valley Management Services Agreement requires the Company to pay additional cash consideration to the physician owners of Sun Valley if the current market value of the Company's Common Stock is not at least equal to a specified price on the first anniversary of such agreement. Under the terms of the Sun Valley Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with the Sun Valley Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of July 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from Sun Valley for an aggregate purchase price of $355,750.

     Effective July 1, 1997, the Company entered into a Management Services Agreement (the 'Stockdale Management Services Agreement') with Stockdale Podiatry Group, Inc. ('Stockdale'), located in Bakersfield, California, pursuant to which the Company issued 88,846 shares of Common Stock and paid additional consideration of $300,435 to the physician owners of Stockdale. Under the terms of the Stockdale Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with the Stockdale Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of August 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from Stockdale for an aggregate purchase price of $516,065.

  Other Western Region Affiliations

     Effective June 1, 1997 in order to enhance the Company's presence in the Los Angeles market area, the Company entered into separate Management Services Agreements with H. Leon Brooks, M.D. and Clive Segil, M.D., both located in Los Angeles, California. In addition, effective July 1, 1997, in order to establish a presence in the Lake Tahoe area, the Company entered into separate Management Services Agreements with R.C. Watson, M.D., Inc., Swanson Orthopedic Medical Corporation and Lake Tahoe Sports Medicine Center, all located in South Lake Tahoe, California. In addition, effective July 1, 1997, the Company entered into a Management Services Agreement with Robert O. Wilson, M.D. located in Sun City, Arizona. Effective August 1, 1997 the Company entered into a Management Services Agreement with John Zimmerman, M.D. located in Bakersfield, California. Under the terms of each of these Management Services Agreements, the Company is entitled to receive a fee equal to the aggregate of (ii) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power.

     In October 1997, the Company acquired its IPA, Orthopedic Management Network, Inc., an Arizona corporation, in exchange for $63,000 in cash, the assumption of $1,010,306 in accounts payable and accrued liabilities and the issuance of 20,370 shares of Common Stock.

STRATEGY

     The Company's goal is to develop the leading musculoskeletal network in each of its markets by aligning the Company's interests with those of the Practices' physicians. Key components of the Company's strategy are:

     Expand Into New Markets. The Company intends to expand into targeted new markets by establishing relationships and affiliations with the most qualified practices in such markets. The Company targets markets that have a large enough population to support a viable musculoskeletal physician network. The Company generally seeks to affiliate initially with platform practices in new markets. Platform practices generally consist of at least five physicians who have the demonstrated ability to grow in their market. Potential affiliation candidates are evaluated on a variety of factors, including, but not limited to, physician credentials and reputation, the practice's competitive market position, specialty and subspecialty mix of physicians, historical financial performance, growth potential, the local demographics potential and potential for development of ancillary musculoskeletal facilities (the 'Ancillary Service Facilities').

     Continue to Develop Existing Markets. The Company strengthens its market positions by (i) providing uniform financial reporting systems to the Practices;
(ii) implementing uniform practice management systems to facilitate the collection of financial and clinical data; (iii) investing in new clinical equipment such as EMGs and bone densitometers; (iv) increasing the number of physicians and diversifying the subspecialties in a Practice; (v) developing satellite offices to accommodate increased patient flow; (vi) committing capital to develop or acquire Ancillary Service Facilities; and (vii) expanding revenues through additional payor contracting and focused marketing on a regional basis. The Company believes these services will enable the physicians to devote more time to the practice of medicine and the strategic development of their practice, thereby increasing revenues and creating greater efficiencies in the operation of each Practice.

     Introduce Ancillary Service Facilities. Ancillary Service Facilities will provide such services as ambulatory surgery, physical therapy and magnetic resonance imaging ('MRI') services. Once the Practices or a network in a particular market have achieved a significant local presence, the Company plans to introduce Ancillary Service Facilities by assisting the Practices in developing such facilities. The first Ancillary Service Facility was opened in late 1997 (an MRI unit in San Antonio, Texas) and additional Ancillary Service Facilities are planned to be opened in 1998 in other markets. In addition, the Company currently manages one physician-owned ambulatory surgery center which was under development by the physicians prior to their involvement with the Company and for which the Company receives a 10% management fee.

     Develop Disease Management and Clinical Information System. Following the implementation of a uniform practice management system, the Company has a two-step strategy for creating a disease management and clinical information system. The Company is in the process of developing standard procedures for gathering clinical and financial information, such as personal patient data, physician and procedure identifier codes, payor class and amounts charged and reimbursed. The Company's goal is to establish a non-patient identifiable information database across all Practices pursuant to which efficiencies may be achieved by gathering, interpreting and sharing clinical information, standardizing referral patterns and treatment protocols within a physician network and coordinating the needs of the patient population in any geographic market. Utilization of the database is expected to result in an increased ability to control and predict the cost of care for various patient diagnoses. The Company believes that its network of musculoskeletal physicians with access to reliable clinical outcome information will make the Company more attractive to payors because the Company will be able to demonstrate cost-effective quality care.

BMJ OPERATIONS


     Existing Practices. Since commencing operations in January 1996, through December 31, 1997, the Company had affiliated with 25 Existing Practices, comprising 117 physicians, in Arizona, California, Florida, Pennsylvania, New Jersey and Texas, and purchased and operated one IPA, comprising 42 physicians, in Phoenix, Arizona. Approximately 83% of the physicians at the managed Practices are orthopedic surgeons.

     Regional Business Model. While health care has become an increasingly significant national issue, it is still delivered on a local level. Therefore, in order to execute its growth and operating strategies, the Company has divided the United States into the eastern, central and western regions. The Company believes that its regional business model benefits both the Company and the Practices. Local management teams allow the Company to better understand the specific characteristics of a region, such as the demographics, the payor mix, the competitive landscape and the managed care environment, thus enabling the Company to be more effective in marketing to patients and negotiating with third party payors and suppliers. In addition, the regional management team is able to develop and maintain long-term relationships with both the Practices' physicians and local entities such as hospitals, managed care networks, suppliers and non-musculoskeletal physician groups. The Company believes that due to its regional business model, it is better equipped to develop relationships with such local entities than PPMs with centralized business models.

     Regional vice presidents are responsible for management teams that supervise the development of each market within a region and coordinate market expansion initiatives and integration of administrative services within the region. The regional team provides management and network services related to the following: (i) integration and transition; (ii) physician services including cost containment and operating efficiencies; (iii) ancillary services development and management; (iv) physician recruitment and professional development; (v) workers' compensation; and (vi) payor contracting.

     Affiliation Structure. The Company believes its affiliation model aligns the interests of the Company and the Practices' physicians by (i) providing equity ownership in the Company to the physicians; (ii) assuring that the physicians and the Company share in the profits from the Ancillary Service Facilities and Practice cost savings; (iii) focusing on revenue enhancement; and
(iv) reducing the amount of time the physicians must spend on administrative matters, thereby enabling them to dedicate more of their efforts to the delivery of health care services. Additionally, each Practice retains professional autonomy and control over its medical practice through continued ownership and participation in Practice governance.

     The total consideration generally paid to a Practice's physicians, once the Practice has agreed to affiliate with the Company, is based on a multiple of the Company's management fee plus the fair market value of the Practice's assets, including furniture, fixtures and equipment and, subject to legal limitations regarding Medicare and Medicaid receivables, the estimated net realizable value of its accounts receivable. The multiple of the Company's management fee is determined by reference to a number of factors, including the geographic location of the Practice, the size and specialty mix of the Practice, the Practice's competitive market position, the

Practice's historical financial performance and the potential for the development of Ancillary Service Facilities. The total consideration paid by the Company generally consists of Common Stock, cash and the assumption of certain liabilities (principally notes payable to financial institutions secured by receivables of the Practice, which notes are repaid at the time the Affiliation Transaction is consummated). In exchange for this consideration, the Practice enters into a 40-year Management Services Agreement with the Company.

     The revenue to the Company from a Practice is typically based on a specified percentage (typically 10% to 15%) of the Practice's revenues (rather than on a percentage of the net operating income of the Practice) plus reimbursement of the Practice's overhead expenses and two-thirds of the cost savings the Company is able to achieve through its purchasing power. In addition, the Company will be responsible for arranging the funding of Ancillary Service Facilities when appropriate and will, subject to applicable laws, share appropriately in the profits from such facilities.

     Upon affiliating with a Practice, the Company assumes the management of substantially all aspects of the Practice's operations other than the provision of medical services. Pursuant to the Management Services Agreements, the Company assists the Practices in the preparation of operating budgets and capital project analyses, the coordination of group purchases of medical supplies and insurance and the introduction of physician candidates. The Company provides the full range of administrative services required for a Practice's day-to-day non-medical operations, including management and monitoring of the Practice's billing and collection, accounting, payroll, legal services, recordkeeping, cash flow activity, physician recruiting, payor contracting and marketing. Comprehensive administrative support should facilitate more effective billing and collections, and, as the Company grows, economies of scale in effecting purchases. In addition, the Company plans to integrate the Practices' management information systems into a single system that will expand the financial and clinical reporting capabilities of each of the Practices and facilitate the analysis of data collected.

     The Company believes that through its affiliation with Practices across multiple markets it can achieve benefits in the aggregate purchasing of products and services for the Practices. The Company believes that, in particular, it can assist the Practices in reducing its purchasing expenses such as insurance, medical equipment and clinical and administrative supplies. Pursuant to the Management Services Agreements, the Company receives two-thirds of any such cost savings.

     Financial and Practice Management Systems. To date, the Company has implemented an interconnected financial accounting system in the Practices. This system allows the Company to analyze the financial aspects of the Practices from a centralized location and ensure uniformity with respect to financial classifications at the Practice level.

     The Company receives daily cash receipts related to the collection of patient accounts receivable and revenues. The Company utilizes these funds to pay the clinic overhead expenses (medical support services) as they are incurred and pays to the Practice a physician draw based upon a predetermined percentage of estimated net collected revenue. Annually, the cash actually collected and paid as physician draw, medical support services or management fee is reconciled with the Practice and any over/under payments are settled.

     The Company believes that the implementation of a uniform practice management system will enable it to monitor the operations of the Practices in a cost-effective manner, enhance utilization of the Practices, develop practice protocols and provide the Company with a competitive advantage in negotiating contracts with third party payors. The Company is currently reviewing various practice management software programs and expects to select and implement such a program within 6 to 18 months.

     The Company believes that the implementation of the practice management system, together with the integrated financial accounting system, will enable it to gather data that will be the foundation for a disease management and clinical information system. The Company intends to capture, retain and use such information in accordance with applicable legal and ethical requirements regarding the confidentiality of medical records. The Company further believes that such a system will facilitate the collection of clinical information such as type of injuries reported, patient characteristics and diagnoses of injuries, that will improve provider and patient access to resources and technology, facilitate quantitative analysis of outcome quality and cost and eventually allow for the development of curative and palliative regimens based on such information. The Company intends to obtain the informed, written consent of each patient for whom information will be included in the database.

     Staffing and Facilities. The Company employs most of the Practices' non-professional personnel. These non-professional personnel, along with additional personnel at the Company's headquarters, manage the day-to-day non-medical operations of each of the Practices, including, among other things, secretarial, bookkeeping, scheduling and other routine services. Under the Management Services Agreements, the Company must generally provide facilities and equipment to the Practices and, to this end, the Company assumes the Practice's existing leases for the facilities and equipment and purchases the assets, or a leasehold interest in the assets, utilized by the Practice.

DEVELOPMENT OF ANCILLARY SERVICE FACILITIES

     Within each market, the Company plans to establish Ancillary Service Facilities including, ambulatory surgery centers, physical therapy facilities and MRI centers and mobile units. In order to establish such facilities, the Company has designated professionals within each market to locate sites, identify acquisition opportunities and otherwise arrange for the provision of the ancillary services. Additionally, the Company's regional management teams are responsible for marketing the Ancillary Service Facilities to payors and referral sources and staffing, operating and financial management of the facilities.


PAYOR MIX OF EXISTING PRACTICES

     The Company's Practices derive revenue from a broad mix of third party payors. This payor mix is a result of a number of underlying trends in the patient base of musculoskeletal specialists. A significant portion of reimbursement to physicians in musculoskeletal practices is derived from workers' compensation insurance programs, which generally pay higher reimbursements per procedure than health insurance payors and are generally not subject to co-payments and deductibles. The Company believes that reimbursement from workers' compensation payors will continue to represent a substantial portion of practice revenues because of broader definitions of work-related injuries, the shift of medical costs from health insurance payors to workers' compensation payors, aging of the work force, and the requirement that employers pay the total cost of medical treatment for work-related injuries.

     The following table sets forth the payor mix of the Existing Practices for the year ended December 31, 1997:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                       1997
                                                                                   ------------
Workers' compensation...........................................................        23%
Medicare(1).....................................................................        13%
Private payors and managed care(2)..............................................        64%

------------------
(1) Includes 2% attributable to Medicaid.
(2) Includes managed care, substantially all of which is on a fee-for-service basis.

     Workers' Compensation. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In most states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable fees charged in the state in which the services are provided. In Florida (a state in which the Company does business), state law mandates that all workers' compensation services be provided under a managed care arrangement approved by Florida's Agency for Healthcare Administration.

     Medicare. The federal government has implemented, through the Medicare program, the resource-based relative value scale ('RBRVS') payment methodology for health care provider services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated health care providers the same amount for the same services. The RBRVS is subject to annual increases or decreases at the discretion of Congress or the Federal Health Care Financing Administration ('HCFA'). To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Existing Practices.

Furthermore, it is expected that HCFA will be required by law to recalibrate the practice expense component of the RBRVS over the next four years in a way that will have positive effects on payments to primary care providers, but will decrease payments for most services provided by specialists, including many services provided by the Existing Practices.

     Managed Care Payors. An increasing portion of the net revenue of the Existing Practices is derived from managed care payors which make payments under discounted fee-for-service and capitation arrangements. Although rates paid by managed care payors are generally lower than commercial indemnity rates, managed care payors can provide access to large patient volumes. To date, the Company has not entered into any contracts on behalf of the Managed Practices with managed care payors; however, the Company intends to seek to negotiate both discounted fee-for-service and capitated contracts on behalf of the Practices. Discounted fee-for-service contracts involve negotiated rates for specified procedures and services. Under capitated arrangements, providers deliver health care services to managed care enrollees and typically bear all or a portion of the risk that the cost of such services may exceed capitated payments.

     Private Payors. Rates paid by private third party payors are based on established health care provider and hospital charges and are generally higher than Medicare payment rates. Recently, RBRVS types of payment systems have been adopted by certain private third party payors and may become a predominant payment methodology. Wider implementation of such programs would reduce payments from private third party payors, and could indirectly reduce revenue to the Company.

CONTRACTUAL AGREEMENTS WITH THE PRACTICES

     The Company has entered into Management Services Agreements and, in most cases, Asset Purchase Agreements, Restricted Stock Agreements and Stockholder Noncompetition Agreements (collectively, the 'Affiliation Agreements'), with each of the Existing Practices, and intends to enter into Affiliation Agreements with each additional Practice, to provide management, administrative and development services. The following summary of the Affiliation Agreements is intended to be a general summary of the form of the Affiliation Agreements. The actual terms of the individual Affiliation Agreements, and other service agreements into which the Company may enter in the future, may vary in certain respects from the description below as a result of negotiations with the individual Practices and the requirements of local regulations.

     Management Services Agreement. Under the Management Services Agreement, the Practices are solely responsible for all aspects of the practice of medicine and the Company has the primary responsibility for the business and administrative aspects of the Practices. Pursuant to the Management Services Agreements, the

Company provides or arranges for various management, administrative and development services relating to the day-to-day non-medical operations of the Practices. Pursuant to the Management Services Agreements, the Company acts as the exclusive manager and administrator of non-medical services relating to the operation of the Practices. Subject to matters for which the Practices maintain responsibility or which are governed by the Operations Committee (as defined herein) of the Practices, the Company (i) bills patients, insurance companies and other third party payors and collects, on behalf of the Practices, the fees for medical and other services rendered, including goods and supplies sold by the Practices; (ii) provides or arranges for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services, personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services; (iii) supervises and maintains custody of substantially all files and records (medical records of the Practices remain the property of the Practices); (iv) provides facilities and equipment for the Practices; (v) prepares, in consultation with the Operations Committee and the Practices, all operating and capital expenditure budgets; (vi) orders and purchases inventory and medical supplies as reasonably requested by the Practices; (vii) implements, in consultation with the Operations Committee and the Practices, national and local public relations or advertising programs; (viii) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors; (ix) recruits physician employees and other medical professionals on behalf of the Practices; and (x) ensures that all medical and technical personnel have the licenses, credentials, approvals and other certifications needed to perform their respective duties.

     Under the Management Services Agreements, the Practices retain the responsibility for, among other things, providing professional services to patients in compliance with the ethical standards, laws and regulations to which they are subject. In addition, the Practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services.

     The revenue to the Company from a Practice is typically based on a specified percentage (typically 10-15%) of the Practice's revenues (rather than on a percentage of the net operating income of the Practice) plus reimbursement of the Practice's overhead expenses and two-thirds of cost savings that the Company is able to achieve through its purchasing power. The Management Services Agreements provide that each Practice will retain an amount equal to net collections less the management fee earned by the Company, which includes the authorized operating costs incurred. If the amount of such costs incurred and paid by the Company exceeds the amount authorized, approval to reimburse the Company for such excess must come from the Operations Committee. In addition, the Company will be responsible for arranging the funding of Ancillary Service Facilities when appropriate and will, subject to applicable laws, share appropriately in the profits from such facilities.

     Each Management Services Agreement has an initial term of 40 years, with automatic extensions (unless at least six months' notice is given) of additional five-year terms. The Management Services Agreement may be terminated by either party if the other party (a) files a petition in bankruptcy or other similar events occur, or (b) defaults in any material respect in the performance of any duty or obligation under the Management Services Agreement, which default is not cured within a specified period after receipt of notice thereof or (c) any of the representations and warranties made by such party in the Management Services Agreement is materially untrue or misleading and such party fails to correct such matter after receipt of written notice thereof. The Company also has the right to terminate the Management Services Agreement in the event that the Practice is excluded from participation in the Medicaid or Medicare program for any reason. Either party may also terminate the Management Services Agreement if such party determines that the structure of the Management Services Agreement violates any state or federal laws or regulations existing at such time and that an amendment to the Management Services Agreement will be unable to correct such defect.

     Upon termination of the Management Services Agreement, neither party is obligated to the other party except as set forth below. In the event of such termination, the Company is required to complete, within four months after the termination date, the annual settlement of the respective obligations of the Company and Practice for the period prior to the termination date. Furthermore, following any such termination, the Company must sell to the Practice all of the Company's interest in the assets that are located in the offices of the Practice and used in connection with the medical practice. The purchase price for all of such assets will be agreed upon by the parties; however, if an agreement is not reached, the purchase price will be determined by an independent appraisal. Under the Management Services Agreement, the Company is typically entitled to receive all of the revenues collected by the Practice during the 90-day period following termination of the agreement.

     The Company has entered into a Management Services Agreement with STSC that permits STSC and the individual physicians to rescind the Affiliation Transaction on November 1, 2003. Management Services Agreements for seven other Existing Practices comprising 29 physicians contain provisions that permit such Existing Practices to rescind their Affiliation Transactions on their respective seventh anniversaries.

     Under the Management Services Agreement, the Practice agrees generally not to, at any time prior to the second anniversary of the termination of the Management Services Agreement, compete with the Company by providing services to other medical groups similar to those provided by the Company under the Management Services Agreement or by entering into a management relationship with another provider of non-professional management services that provides such services to multiple physician groups. The Company and the Practice agree not to disclose to third parties any confidential information relating to the other party.

     Asset Purchase Agreement. Subject to the terms and conditions of an asset purchase agreement (the 'Asset Purchase Agreement'), the Company typically purchases from the Practice all of those assets used by the Practice in the operation of the medical practice, including medical equipment, furniture, trade fixtures, office equipment, supplies, and, subject to legal limitations regarding Medicare and Medicaid receivables, outstanding accounts receivable. Pursuant to an assignment and assumption agreement entered into as a condition to the Asset Purchase Agreement, the Company also acquires a leasehold interest in certain assets leased by the Practice, including offices and equipment. The Company also assumes certain liabilities related to any leased equipment and leased offices. The purchase price paid by the Company under the Asset Purchase Agreement is customarily determined by the parties after an appraisal of the assets being acquired. Under the Asset Purchase Agreement, the Practice agrees to indemnify the Company for any losses resulting from the operation of such medical practice prior to the effectiveness of the affiliation of such Practice with the Company.

     Restricted Stock Agreement. The Company issues Common Stock to the physician owners of the Practice as partial consideration for affiliating with the Company. Such Common Stock is issued pursuant to the terms and conditions set forth in a restricted stock agreement (the 'Restricted Stock Agreement'), which terms generally include annual vesting of 25% of the Common Stock each year in a four year period, a right of first refusal for the Company in the event the physician decides to sell such Common Stock and the authority of the Company's Board of Directors to prevent a physician's sale of such Common Stock to a competitor of the Company. The Restricted Stock Agreement further provides that the shares of Common Stock issued by the Company to the physicians remain issued and outstanding regardless of whether such physicians remain with the Practice, but the rights of the individual physicians to such shares (as opposed to the right of the Practice) will vest equally over four years, with the Practice retaining the right to utilize unvested shares to recruit new physicians. Upon termination of the Management Services Agreement, the Company has the right to repurchase all or any part of the Common Stock issued in the Affiliation Transaction. If the Company elects to repurchase unvested shares, the price per share is the original value of such Common Stock as set forth in the Restricted Stock Agreement. If the Company elects to purchase vested shares, the price per share is the then fair market value of the Common Stock. The Company may also issue Common Stock to employed physicians and other key personnel of the Practice pursuant to a Restricted Stock Agreement containing substantially similar terms. The Company expects to enter into amendments to the Restricted Stock Agreements to eliminate the vesting provisions.

     Stockholder Noncompetition Agreement. Under a non-competition agreement (the 'Stockholder Non-competition Agreement'), each physician owner and employed physician of the Practice agrees not to (i) compete directly or indirectly with the Practice in the provision of medical services or with the Company in the provision of practice management services for a period of two years after termination of his affiliation with the Practice and within a 25 mile radius of any of the Practice's offices; or (ii) disclose any confidential information of the Company or the Practice. Each physician further agrees to indemnify the Company and the Practice for any damages they may suffer as a result of the physician's failure to abide by the foregoing covenants. There can be no assurance as to the enforceability of the Stockholder Noncompetition Agreements.

COMPETITION

     The Company competes with many other entities to affiliate with musculoskeletal practices. Several companies that have established operating histories and greater resources than the Company are pursuing the acquisition of the assets of both general and specialty practices and the management of such practices. Other PPMs and some hospitals, clinics, health maintenance organizations ('HMOs') and provider networks engage in activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to affiliate with, and to enter into agreements to provide management services to, medical practices on terms beneficial to the Company.

     The Practices and the IPA compete with local musculoskeletal care service providers as well as some managed care organizations. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition for consumers of medical services. The Company believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the Practices or the IPA will be able to compete effectively in the markets that they serve. The inability of the Practices or the IPA to compete effectively would have a material adverse effect on the Company.

     Further, the Practices and the IPA compete with other providers for musculoskeletal managed care contracts. The Company believes that trends toward managed care have resulted in increased competition for such contracts. Other practices and management service organizations may have more experience than the Practices, the IPA and the Company in obtaining such contracts. There can be no assurance that the Company and the Practices will be able to successfully obtain sufficient managed care contracts to compete effectively in the markets they serve. The inability of the Practices to compete effectively for and obtain such contracts could materially adversely affect the Company.

GOVERNMENT REGULATION AND SUPERVISION

     The delivery of health care services is regulated at both the federal and state level. The laws applicable to the Company are subject to evolving interpretations, and therefore there can be no assurance that a review of the Company's operations by federal or state judicial or regulatory authorities would not result in a determination that the Company, the IPA or one of the Practices has violated one or more provisions of federal or state law. Any such determination could have a material adverse effect on the Company.

  Federal Law

     Among the significant federal laws that apply to the Company's activities are those that prohibit: (a) the filing of false or improper claims with a federally funded health program; (b) unlawful inducements for the referral of business reimbursable under most federally funded health programs; (c) fraud in regard to payment or service in any health program; and (d) the billing for the provision of certain Medicare or Medicaid covered items or services where such items or services were provided based upon a referral to the providing entity by a physician who has, or whose immediate family member has, a financial relationship with that entity that does not fall within an applicable exception.

     False and Other Improper Claims. Under numerous federal laws, including the Federal False Claims Act (the 'False Claims Act'), the federal government is authorized to impose criminal, civil and administrative penalties on any health care provider that files a false claim for reimbursement from a federally funded health program (such as Medicare or Medicaid). The False Claims Act provides for a civil penalty of not less than $5,000 and not more than $10,000 per false claim and between two to three times the amount of damages depending on the facts and circumstances. The Medicare civil monetary penalty is now ten thousand dollars ($10,000) per false item or service claimed. Recently enacted federal legislation also imposes federal criminal penalties on persons who file false or fraudulent claims with private insurers. While the criminal statutes are generally reserved for instances of fraud, the civil and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. Civil sanctions may be imposed if the claimant knew or should have known that billing was improper. The government also has taken the position that claiming reimbursement for services that are substandard is a violation of these false claims statutes if the claimant knew or should have known that the care was substandard or rendered under improper circumstances. Private persons may bring civil actions to enforce the False Claims Act. Under certain lower court decisions, claims derived from a violation of the Anti-Kickback Statute (as defined herein) or the federal Self-Referral Law (also known as the 'Stark Law') have been deemed to be, or may under certain circumstances be construed to be, false claims.

     The Stark Self-Referral Law. The Stark Law prohibits a physician from referring a patient for certain designated health services reimbursable by Medicare to an entity with which the physician (or the physician's immediate family member) has a financial relationship, whether through ownership, debt or compensation arrangements. In addition, a state cannot receive federal financial participation payment under the Medicaid program for designated health services furnished to an individual on the basis of a physician referral that would result in a denial of payments under the Medicare program if Medicare covered the services to the same extent and under the same terms and conditions as under the state Medicaid plan. Designated health services means clinical laboratory services, physical therapy services, occupational therapy services, radiology (including magnetic resonance imaging, computerized axial tomography scans and ultrasound services), radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics, and prosthetic devices, home health services and supplies, outpatient prescription drugs, and inpatient and outpatient hospital services. Referrals for services other than designated health services and the furnishing of physicians' services that do not involve any designated health services are not subject to the Stark Law. The term 'referral' under the Stark Law means more than merely recommending a vendor for designated health services to a patient; referrals are defined to include the request or establishment of a plan of care by a physician which includes the provision of designated health services. Consequently, the ordering of designated health services within a physician's medical group can constitute a referral within the meaning of the Stark Law.

     Further, unless an exception is met, both the health care entity that furnishes the services and the physician who makes the referral are prohibited from billing Medicare for services rendered to Medicare beneficiaries in violation of the Stark Law. The Stark Law is a civil statute which does not include criminal penalties. Violations of the Stark Law could result in significant civil sanctions, including denial of payment, refunds of amounts collected in violation of the statute and civil money penalties of up to fifteen thousand dollars ($15,000) for each bill or claim for a service a person knows or should know is a service for which payment may not be made. The Stark Law also includes civil money penalties of up to one hundred thousand dollars ($100,000) for each arrangement or scheme which the physician or entity knows or should know has a principal purpose of assuring referrals which, if directly made, would violate the Stark Law proscription. Both penalty provisions also provide for exclusion from the Medicare programs. The Stark Law also prohibits federal financial participation in any payment by a state for services where such payment would be prohibited by the Stark Law if rendered to a Medicare beneficiary. The Stark Law also requires each entity that receives Medicare or Medicaid payments for designated health services to report to HCFA (for Medicare) or the state Medicaid agency all financial relationships with referring physicians, with penalties of $10,000 per day for failing to report such information appropriately, and requires group practices to provide an attestation. Implementation of these reporting and attestation requirements has been deferred pending adoption of regulations related to such requirements.

     The Company currently does not directly provide any designated health services as that term currently is defined under the Stark Law; however, one or more of the Practices may provide designated health services within their offices. Because the Company provides management services and managed care contracting services to the Practices for a fee, there can be no assurance that the Company will not be deemed to be providing designated health services within each Practice. If the Company is held to be the provider of such designated health services within each Practice, the Stark Law will require that the arrangements between the Company and the physicians in each Practice that provide designated health services be structured to meet a Stark Law exception. Under this scenario, the physicians' ability to order designated health services within the Practices and the ability of the Practices to bill Medicare or Medicaid for such designated health services will be permissible only if the financial arrangements under the Management Services Agreements or IPA Provider Agreements entered into by the Company and the Practices meet certain exceptions set forth in the Stark Law. The Company believes that the financial arrangements under the Management Services Agreements or IPA Provider Agreements qualify for applicable exceptions under the Stark Law; however, there can be no assurance that a review by the courts or regulatory authorities would not result in a contrary determination. Also, to the extent that the Company in the future owns, manages or operates Ancillary Service Facilities that provide designated health services, the Stark Law may require the arrangements for the Company's acquisition of certain non-clinical assets of the Practices and its Management Services Agreements or IPA Provider Agreements with each Practice to be structured to meet Stark Law exceptions in order for the physicians within each

Practice to refer Medicare patients to the Ancillary Service Facilities for designated health services.

     It is also possible that, as a result of the Company's Management Services Agreements and IPA Provider Agreements with the Practices, the physicians in the Practices will be deemed to have indirect financial interests in Practices by virtue of the physicians' ownership interests in the Company. Under such interpretation of the Stark Law, the physicians' ability to order and bill for designated health services provided within the Practices and the ability of the Practices to bill Medicare or Medicaid for such designated health services will be permissible only if an exception under the Stark Law is applicable. The current Stark Law exception related to physicians' ownership interests in entities to which they refer patients may be relevant to the physicians' ability to make referrals for designated health services to any Ancillary Service Facilities owned or managed by the

Company in the future. The Company will not be in a position to meet that exception related to investment interests until the Company's stockholders' equity exceeds $75 million.

     The Stark Law also governs the physicians' ability to refer patients for designated health services within the Practices in light of the physicians' ongoing compensation and ownership arrangements with such Practices. An exception for in-office ancillary services requires that the Practices meet certain structural and operational requirements on an ongoing basis in order to bill for in-office ancillary designated health services rendered by employed or contracted physicians.

     A key feature of the in-office ancillary services exception is the Stark Laws definition of a 'group practice.' On January 9, 1998, HCFA published proposed regulations which, among other things, focus on the definition of 'group practice.' In the proposed regulations, among other things, HCFA has provided or clarified that (i) a referral of a designated health service within the group practice is a Stark-covered referral; (ii) generally, a group practice must be a single legal entity, although professional corporations wholly-owned by a single physician may own an interest in the entity; (iii) independent contractors to the group practice are not group members, and therefore cannot provide supervision services if application of the in-office ancillary services exception is sought; (iv) the supervising group member generally must be in the office suite; (v) distribution of income and allocation of expenses within the group practice must be in accordance with methods that are determined prior to the time the group practice has earned the income or incurred the costs and must indicate that the group practice is a unified business, that is, the methods must reflect centralized decision making, pooling of expenses and revenues, and a distribution system that is not based on each satellite office operating as if it were a separate enterprise; (vi) a group member's compensation cannot be directly related to revenues generated by his or her own referrals, even if he or she personally provided or supervised the referred service (although the referring physician can share in overall profits related to such services);
(vii) the allocation of profits by sub-group is prohibited; (viii) the 'same building' in which the unrelated service and the ancillary service must be provided to comply with the requirements for application of the in-office ancillary service exception excludes trailers and multiple addresses, or buildings connected by tunnels or walkways; (ix) the group practice may have more than one centralized facility for the provision of the group practice's designated health services; (x) profits distribution within the group practice cannot be based on reduced referrals (incentive plan payments); and (xi) with regard to the requirement that a group physician provide to the group practice substantially the full range of services that he or she routinely provides, only the services provided in the discrete specialty area of services that the physician provides for the group practice need be considered, even though the physician might provide services in another area for another group practice on different days. Although the proposed regulations do not yet have the effect of law, they provide guidance as to HCFA's interpretation of the Stark Law. Therefore, the Company will be reviewing the new guidance provided by the proposed regulations with the Practices to determine if any changes in the Practices' operations may be appropriate. The Company cannot assure that the Practices will implement such changes, if appropriate, or will implement them correctly, or that the proposed regulations will not be interpreted to prohibit relationships that the Company and the Practices believe comply with the Stark Law, or that the final regulations or future regulations, statutory amendments, or interpretations thereof, will not further modify requirements for compliance with the Stark Law.

     In the recently enacted 1997 Budget Bill, Congress directed the Secretary of the U.S. Department of Health and Human Services ('HHS') effective on or about November 3, 1997, to issue advisory opinions as to whether a referral relating to designated health services (other than clinical laboratory services) is prohibited under the Stark Law. Regulations implementing the advisory opinion process were adopted on January 9, 1998. An advisory opinion issued by the Secretary will be binding as to the Secretary and the party or parties requesting the opinion. The Company has no present intention to seek an advisory opinion from HHS, HCFA or any other governmental authority regarding its current operations, arrangements with physicians or the referral activities of physicians in the Practices.

     Federal Anti-Kickback Statute. A federal law commonly known as the 'Anti-Kickback Statute' prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce business for which payment may be made under a federal health care program. A 'federal health care program' is any plan or program that provides health benefits, whether directly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government (e.g., Medicare, Medicaid, and CHAMPUS). Excluded from the definition of federal health care program is the Federal

Employee Health Benefits Program. The type of remuneration covered by the Anti-Kickback Statute is very broad. It includes not only kickbacks, bribes and rebates, but also proscribes any such remuneration, whether made directly or indirectly, overtly or covertly, in cash or in kind. Moreover, prohibited conduct includes not only remuneration intended to induce referrals, but also remuneration intended to induce the purchasing, leasing, arranging or ordering of any goods, facilities, services, or items paid for by a federal health care program. The Anti-Kickback Statute has been interpreted broadly by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if one purpose of the payment is to induce referrals. Even bona fide investment interests in a health care provider may be questioned under the Anti-Kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals.

     In part to address concerns regarding the implementation of the Anti-Kickback Statute, in 1991 the federal government published regulations that provide exceptions or 'safe harbors' for certain transactions that are deemed not to violate the Anti-Kickback Statute. Among the safe harbors included in the regulations are transactions involving the sale of physician practices, management and personal services agreements and employee relationships. Congress recently added a significant new statutory exception related to 'remuneration between an organization and an individual or entity' if the organization is a Medicare risk contracting organization or if the remuneration is provided pursuant to a written agreement that places the individual or entity at substantial financial risk for the cost or utilization of services. Regulations implementing the foregoing statute have not yet been adopted, but are expected to be enacted soon. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity automatically illegal under the Anti-Kickback Statute. Conduct falling outside the safe harbors will be judged by government regulators on a case-by-case basis based on the specific facts and circumstances.

     Each offense under the Anti-Kickback Statute is classified as a felony and is punishable by a criminal fine of up to twenty-five thousand dollars ($25,000) and/or imprisonment of up to five (5) years; a civil money penalty of fifty thousand dollars ($50,000) for each violation and/or civil damages of not more than three times the total amount of remuneration offered, paid, solicited or received may be imposed without regard to whether any portion of such remuneration was for a lawful purpose. Both the offeror and the recipient of the illegal remuneration are potentially liable. In addition, violators are subject to civil exclusion from participation in the federal health care programs, regardless of whether they also have been convicted under the criminal penalty provisions or have been found liable under the civil monetary penalty provisions of the Anti-Kickback Statute. Also, there is a risk that, in a civil lawsuit to enforce a contract that contains a structure in violation of the Anti-Kickback Statute, a court might conclude that the contract is unenforceable as against public policy.

     There are several aspects of the Company's relationships with the physicians and the Practices to which the Anti-Kickback Statute may be relevant. In some instances, for example, the government may construe some of the Company's marketing and managed care contracting activities as arranging for the referral of patients to the physicians with whom the Company has a Management Services Agreement or IPA Provider Agreement. Further, any referral of patients between physicians within the Practices and between the Practices could be construed as a referral to which the Anti-Kickback Statute applies. Although neither the investments in the Company by physicians nor the Management Services Agreements or the IPA Provider Agreements between the Company and the Practices qualify for protection under the statutory exception or the safe harbor regulations described above, the Company does not believe that these activities fall within the type of activities the Anti-Kickback Statute were intended to prohibit. The Company also does not believe that referral activities within the Practices violate the Anti-Kickback Statute. A determination that the Company has violated the Anti-Kickback Statute would have a material adverse effect on the Company.

     As a component of the recently enacted HIPAA, Congress directed the Secretary of the U.S. Department of Health and Human Services to issue advisory opinions regarding compliance with the Anti-Kickback Statute. The advisory opinion mechanism is authorized for a trial period, beginning six months after the date of enactment, August 21, 1996. Advisory opinions are available concerning what constitutes prohibited remuneration within the meaning of the Anti-Kickback Statute, whether an arrangement satisfies the statutory exceptions to the Anti-Kickback Statute, whether an arrangement meets a safe harbor, what constitutes an illegal inducement to reduce or limit services to individuals entitled to benefits covered by the Anti-Kickback Statute, and whether an activity constitutes grounds for the imposition of a civil or criminal penalty under the applicable exclusion, civil money penalty and criminal provisions. Advisory opinions, however, will not assess fair market value for any goods, services or property or determine whether an individual is a bona fide employee within the meaning of the Internal Revenue Code. The statutory language makes clear that advisory opinions are available for both proposed and existing arrangements. The failure of a party to seek an advisory opinion, however, may not be introduced into evidence to prove that the party intended to violate the Anti-Kickback Statute. The Company has not sought, and has no present intention to seek an advisory opinion regarding any aspect of its current operations or arrangements with physicians.

     PIP Regulations. HCFA has issued final regulations (the 'PIP regulations') covering the use of physician incentive plans ('PIPs') by HMOs and other managed care contractors and subcontractors that contract to arrange for services to Medicare or Medicaid beneficiaries ('Organizations'), potentially including the Company. Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services that the group does not directly provide (e.g., a primary care group takes risk but subcontracts with a specialty group to provide certain services), must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, payments of any kind, direct or indirect, to induce providers to reduce or limit covered or medically necessary services are prohibited ('Prohibited Payments'). Further, where there are no Prohibited Payments, but there is risk sharing among participating providers related to utilization of services by their patients, the regulations contain three groups of requirements: (i) requirements for physician incentive plans that place physicians at 'substantial financial risk'; (ii) disclosure requirements for all Organizations with PIPs; and (iii) requirements related to subcontracting arrangements. In the case of substantial financial risk (defined in the regulations according to several methods, but essentially risk in excess of 25%

of the maximum payments anticipated under a plan with less than 25,000 covered lives), Organizations must conduct enrollee surveys and ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of the increasing public concerns regarding PIPs, the PIP regulations may become the model for the industry as a whole. Although the Company currently has no contracts that require compliance with the PIP regulations, the new regulations, by limiting the amount of risk that may be imposed upon physicians in certain arrangements, could affect the ability of the Company to meaningfully reduce the costs of providing services.

     Antitrust. Because the Practices that affiliate with the Company remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. In particular, the antitrust laws have been interpreted by the Federal Trade Commission ('FTC') and the United States Department of Justice ('DOJ') to prohibit joint negotiation by competitors of price terms in the absence of financial risk that is shared among the competitors, other financial integration or substantial clinical integration among the competitors. The Company intends to comply with such state and federal laws as may affect its development of, and contracting for, integrated health care delivery networks (and in particular its IPA) and will utilize the DOJ and FTC approved 'messenger model'--which avoids joint price negotiations--for those agreements that do not involve sufficient financial or clinical integration. Nevertheless, there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and the Practices.

  State Law

     State Self-Referral Laws. A number of states have enacted self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions on referrals than the Stark Law. These various state self-referral laws have different requirements. Some states, for example, only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services or, alternatively, to all health care services furnished by a provider. Some states do not prohibit referrals at all, but require only that a patient be informed of the financial relationship before the referral is made.

     The following provides a brief review of the self-referral laws in each of the states in which the Company does business:

     Arizona law requires that physicians, when making referrals to an entity they own that is not part of their group practice, disclose to patients (i) that the physician has a direct financial interest in the separate diagnostic or treatment agency or non-routine goods or services that such patient is being prescribed, and (ii) that the prescribed treatment, goods or services are available on a competitive basis from other agencies.

     California's principal self-referral law applies to all payors and provides that it is unlawful to refer a person for certain defined categories of services (including laboratory, physical therapy, physical rehabilitation and diagnostic imaging) to an entity in which or with which the referring person has a financial interest (broadly defined). Several exceptions apply, including an exception for group practices and for referrals to certain publicly traded entities. Any financial interest by a physician in a health related facility providing the listed services must be disclosed to the state as a condition of licensure. The California self-referral statute also requires all physicians to make disclosure to patients in the event of any referral to a service in which the physician or his or her family has a significant beneficial interest (even if such service is not one of the covered services affected by the self-referral prohibition). In the context of a group practice, the patient disclosure requirement may be met by providing a written disclosure to each patient or posting a notice in a common area. Disclosure to the state of physician referral interests is also a condition of payment under the California Medi-Cal (Medicaid) program. California also has a separate self-referral law with respect to care that is covered under workers' compensation insurance, although the scope of the prohibition, the list of covered services, and the exceptions provided are virtually identical to those contained in the state's all-payor self-referral law summarized above.

     Florida's Patient Self-Referral Act of 1992 prohibits health care providers, including physicians, from referring a patient for the provision of designated health care services, and in some circumstances any health care services, to an entity in which the health care provider has an investment interest, unless an exception, such as for referrals within a group practice, applies.

     New Jersey statutes and regulations contain a general prohibition against self-referrals of a patient to any 'health care service' in which the practitioner or his or her immediate family has a significant beneficial interest. This self-referral prohibition is, however, subject to certain exceptions, including an exception for referrals to a referring physician's own 'medical office' for services billed directly by and in the name of the referring physician. In general, the Company is aware that significant portions of New Jersey regulations addressing the issues of self-referral, anti-kickback, fee splitting and corporate practice of medicine are currently in the process of being developed and revised by appropriate agencies for possible publication as proposed rules.

     In Pennsylvania, there is no comprehensive self-referral prohibition, although Pennsylvania does require disclosure to patients where a financial interest exists in the entity or with the person to which a referral is made. For providers treating Medicaid patients, Pennsylvania Medicaid regulations contain a limited self-referral ban, prohibiting, without exceptions, referrals to an independent laboratory, pharmacy, radiology or ancillary medical service in which the referring practitioner has an ownership interest. Finally, Pennsylvania's workers' compensation statute also prohibits the referral of workers' compensation patients from a provider to a person or an entity with which the provider has a financial relationship. The Pennsylvania's workers' compensation self-referral law applies all of the exceptions, including the group practice exception, applicable under the federal Stark Law.

     Texas law does not have a specific self-referral law.

     Failure to comply with the foregoing laws may result in loss of licensure, which would be imposed against the physicians in the Practices, or other civil or criminal penalties, which may be imposed against the physicians in the Practices, or against the Company in its capacity as billing agent for the physicians (pursuant to the Management Services Agreements) or in the event the Company becomes or is deemed to be a provider of health care services subject to the various self-referral laws, or if the Company becomes or is deemed to be in a position to make or influence referrals to the Practices. In addition, any determination that any Management Services Agreement violates any of the foregoing laws may result in such agreement being unenforceable. Additional risks under state self-referral laws could arise, however, to the extent that the Company or the Practices undertake to own, manage or operate any Ancillary Service Facilities to which the physicians within the Practices may wish to refer patients.

     State Anti-Kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Some state laws governing workers' compensation and other insurance also include an anti-kickback prohibition.

     The following provides a brief review of the anti-kickback laws of the states in which the Company does business:

     In Arizona, the state's Professions and Occupations statute declares it unprofessional conduct for a physician to divide fees for professional services with another health care provider or health care institution. Arizona's Medicaid statute also includes a broad general anti-kickback proscription.

     California has a general, all-payor anti-kickback statute which prohibits the offer or acceptance of any compensation by a licensed provider as compensation or inducement for referring patients, clients or customers. Significantly, however, this statute also provides that payments for services other than the referral of patients based on a percentage of gross revenue (or other similar type of contractual arrangement) is not unlawful if the consideration is commensurate with the value of the services furnished. Prohibitions against receiving remuneration for patient referrals also exist elsewhere in the California statutes, including the state Medicaid statute, the workers' compensation statute, and the insurance code.

     Florida's patient brokering law prohibits any person, including health care providers, from offering or paying, soliciting or receiving, any commission, bonus, rebate, kickback, or bribe, or from engaging in any split-fee arrangement, in return for referring patients. Exceptions include payment arrangements that are not prohibited by the federal Anti-Kickback law, and financial arrangements within a group practice. Florida law contains a number of similar anti-kickback prohibitions. For example, Florida law governing medical practice provides that licensed physicians are subject to disciplinary action for these kinds of activities, and Florida's Medicaid statute prohibits similar activities, but as applied to items and services reimbursed by Medicaid.

     New Jersey's professional licensure statutes and regulations prohibit payment and the receipt of payments for referrals of patients and for recommending purchasing or prescribing any medical product or other device or appliance. In addition, under New Jersey's Medicaid statute, criminal penalties are imposed for any provider or other person who solicits, offers or receives any kickback, rebate or bribe in connection with the furnishing of Medicaid items or services. In general, the Company is aware that significant portions of New Jersey regulations addressing the issues of self-referral, anti-kickback, fee splitting, and corporate practice of medicine are currently in the process of being developed and revised by appropriate agencies for possible publication as proposed rules.

     In Pennsylvania, the criminal code provides a general anti-kickback prohibition, which defines the crime of insurance fraud to include a health care provider's giving of anything of value in consideration of a referral with respect to services subject to insurance benefits or claims. Substantially similar anti-kickback prohibitions are also contained in Pennsylvania's statute and regulations dealing with providers who participate in the Pennsylvania Medicaid program or who are paid under the state's workers' compensation program.

     Texas anti-kickback law applies to remuneration or compensation for referrals made between a licensed provider and an unlicensed person or entity, but it permits any activity that complies with the federal anti-Kickback Statute or any regulations promulgated thereunder. In addition, the medical practice standards in Texas prohibit physicians from paying any person for soliciting or securing referrals.

     Failure to comply with the foregoing laws may result in loss of licensure, which would be imposed against the physicians in the Practices, or other civil or criminal penalties, which may be imposed against the physicians in the Practices, or against the Company in its capacity as billing agent for the physicians (pursuant to the Management Services Agreements) or in the event the Company becomes or is deemed to be a provider of health care services subject to the various anti-kickback laws, or if the Company becomes or is deemed to be in a position to make or influence referrals to the Practices. In addition, any determination that any Management Services Agreement violates any of the foregoing laws may result in such Agreement being unenforceable. The laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon the Company and subject it and the Practices' physicians to penalties and sanctions.

     Fee-Splitting Laws. Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any division of a physician's fees, regardless of whether the other party is a referral source. Some states have laws that specifically address payments for services rendered to physicians based on a percentage of revenues from the physician's practice.

     The following provides a brief review of the fee-splitting laws in each of the states where the Company does business:

     Arizona does not explicitly prohibit the sharing of fees between physicians and non-professionals (e.g., a management company). However, as noted above, Arizona does declare it unprofessional conduct for a physician to divide fees for professional services with another health care provider or health care institution in return for a patient referral.

     As noted above in the discussion of California's anti-kickback provisions, California explicitly permits payment for services (other than the referral of patients) based on a 'percentage of gross revenue or similar type of contractual arrangement,' provided that the consideration is commensurate with the value of the services furnished. However, even if a contractual arrangement does not involve unlawful fee splitting, the arrangement nonetheless could be deemed to constitute an arrangement involving payment for referrals under the state anti-kickback laws.

     On November 3, 1997, the State of Florida Board of Medicine ruled that percentage-based management services fees violate Florida's prohibition on fee splitting by licensed professionals. The Company has included such percentage fees in all of its Management Services Agreements with physicians in Florida. Thus, no assurance can be given that the Company's Management Services Agreements based on such percentage fees will be enforceable. To avoid this risk, the Company will seek to restructure such agreements in Florida to comply with the order, but such modifications, or the failure to obtain agreement on such modifications, could have a material adverse effect on the Company.

     New Jersey does not explicitly prohibit the sharing of fees between physicians and nonprofessionals, but such fee sharing may be a factor in the determination as to whether New Jersey's corporate practice of medicine doctrine has been violated. In general, the Company is aware that significant portions of New Jersey regulations addressing the issues of self-referral, anti-kickback, fee splitting, and corporate practice of medicine are currently in the process of being developed and revised by appropriate agencies for possible publication as proposed rules.

     Pennsylvania does not explicitly prohibit the sharing of fees between physicians and nonprofessionals, but such fee sharing may be a factor in the determination as to whether Pennsylvania's corporate practice of medicine doctrine has been violated.

     In Texas, judicial interpretation of the state's corporate practice of medicine doctrine in Texas has suggested that payments of a percentage of profits from a physician's medical practice to a management company is a factor indicative of the corporate practice of medicine.

     The Company is reimbursed by physicians in the Practices on whose behalf the Company provides management services. There can be no certainty that, if challenged, the Company and the Practices will be found to be in compliance with each state's fee-splitting (or related corporate practice) laws. Failure to comply with the foregoing laws may result in loss of licensure, which would be imposed against the physicians in the Practices, or other civil or criminal penalties, which may be imposed against the physicians in the Practices, or against the Company in its capacity as agent for the physicians (pursuant to the Management Services Agreements) or in the event the Company becomes or is deemed to be a provider of health care services subject to the various fee-splitting laws, or if the Company becomes or is deemed to be in a position to make or influence referrals to the Practices. A determination in any state that the Company is engaged in any unlawful fee-splitting arrangement could render any Management Services Agreement or IPA Provider Agreement between the Company and a Practice located in such state unenforceable or subject to modification in a manner materially adverse to the Company.

     Corporate Practice of Medicine. The laws of many states prohibit business corporations, including the Company, from employing physicians, exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as fee-splitting with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. Some states interpret the 'practice of medicine' broadly to include activities of corporations such as the Company that have an indirect impact on the practice of medicine, even where the physician rendering the medical services is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

     The following provides a brief review of the corporate practice of medicine doctrine as applied in each of the states in which the Company does business:

     Although Arizona case law dated 1967 suggests a long-standing proscription against the practice of medicine by corporate entities, there are no reported cases or Arizona Attorney General opinions of this proscription in recent years. In addition, Arizona's professional corporation statute permits up to forty-nine percent (49%) ownership of professional medical corporations by non-physicians.

     The prohibition on the corporate practice of medicine in California is reflected both in statute and in case law. In California, a management contract can be interpreted as unlawfully violating the prohibition on the corporate practice of medicine if it concedes too much power to the management company. Examples of such power would be the ability of the management company to select office sites, require payment to the management company of a substantial percentage of the practice's gross income, require adherence to design specifications for practice offices, require approval of goods and supplies used by the practice, or other matters which singly or in combination may interfere with the ability of the physician to exercise independent professional judgment.

The Company also is aware that the California Medical Association has developed guidelines for physicians on the extent to which a management company can exercise decision-making over a physician practice.

     The Florida Board of Medicine has ruled that Florida law does not prohibit licensed physicians from engaging in the practice of medicine as employees of business entities, such as business corporations or limited liability companies, as long as the physicians maintain control over medical decision-making.

     New Jersey regulations specify permitted practice forms for physicians and provide examples of relationships a medical practice may enter into with non-professional entities for space, equipment and management services. These regulations require that the physicians retain control of the professional medical aspects of the practice, as well as control over fee schedules and certain other functions. In general, the Company is aware that significant portions of New Jersey regulations addressing the issues of self-referral, anti-kickback, fee splitting, and corporate practice of medicine are currently in the process of being developed and revised by appropriate agencies for possible publication as proposed rules.

     Pennsylvania's corporate practice of medicine doctrine permits only licensed professionals and entities owned solely by such professionals to practice medicine, not business corporations or similar entities. Although there are no regulations or case law regarding management services agreements with professionals, the Company believes Pennsylvania will require the professionals to maintain control of their practices.

     Texas' physician licensure statute contains a broad prohibition against the 'aiding or abetting, directly or indirectly,' of the corporate practice of medicine. Further, judicial interpretation in Texas of the state's corporate practice doctrine has suggested that payments of a percentage of profits from a physician's medical practice to a management company is a factor indicative of the corporate practice of medicine.

     The Company's practice management structure, which the Company believes is consistent with standard practices for PPMs, uses an operations committee (the 'Operations Committee') of six members, three of whom are designated by each of the Company and the Practice. Among other things, the Operations Committee approves a budget, medical group costs, costs and expenses that exceed the budget, the acquisition and replacement of equipment and the integration of new technologies. In addition, the Company's explicit approval is required for implementation or acquisition of new technologies or medical equipment if the costs of such equipment or technology exceeds 5% of the management fee. Company approval is also required for all new offices and new ancillary services. If a new medical office is not profitable, the Company may, in its sole discretion, close the new office. Finally, a change in control of the Practice requires the consent of the Company (not to be unreasonably withheld). While these provisions in the Company's Management Services Agreements are designed to give the Company control over certain business transactions by the Practices, which explicitly retain their professional independence, the Management Services Agreements give the Company either control over or require the agreement of the Company and the Practices with respect to certain matters that might be viewed as indicia of the corporate practice of medicine. While the Company is not given any control over clinical care decisions, its control or substantial influence over other decisions may be deemed to be great enough to constitute the corporate practice of medicine.

     The Company's intent is not to exercise any responsibility on behalf of the Practices' physicians that interferes with the physicians' independent patient care and professional judgments. However, as noted, the laws and legal doctrines relating to the corporate practice of medicine have been subjected to only limited judicial and regulatory interpretation and there can be no assurance that, if challenged, the Company would be considered to be in compliance with all such laws and doctrines. A determination in any state that the Company is engaged in the corporate practice of medicine could render any Management Services Agreement or IPA Provider Agreement between the Company and a Practice located in such state unenforceable or subject to modification in a manner materially adverse to the Company.

     The Company hires certain ancillary health personnel (nurses and technicians) and leases their services back to the Practices in a manner that it believes accords with applicable Medicare billing requirements. The Company's ability to hire such ancillary personnel is subject to various state regulations. The Company believes that its structure in this area is common among PPMs. Should such state corporate practice laws be interpreted to prohibit such hiring by the Company, the Company will be required to revise its relationship with such ancillary personnel, and the relationship of the ancillary personnel to the Practice would also have to be modified. Such modification in the forgoing relationships could have a material adverse effect on the Company.

     Texas Staff Leasing Law. In Texas, it is unlawful to provide 'staff leasing services' without a license issued by the State (the 'Staff Leasing Law'). The Texas Staff Leasing Law requires any person offering such services to obtain a license from the Texas Department of Licensing and Regulation. The Company leases certain non-physician personnel to STSC as part of the management services provided by the Company to STSC. The Company was notified on December 2, 1997 that a fine of $20,000 has been recommended to be assessed against it as a result of its operations in violation of the Staff Leasing Law between April 1, 1997 and November 30, 1997. The fine was subsequently reduced to $5,000 and on February 19, 1998, the Company was issued the required license by the State of Texas.

     Licensure and Certificate of Need Laws. Certain of the ancillary services that the Company anticipates providing or managing on behalf of the Practices are now or may in the future be subject to licensure or certificate of need laws in various states. There can be no assurance that the Company or the Practices will be able to obtain such licenses or certificates of need approval to the extent required for the particular ancillary service. Failure to obtain such licenses or certificates of need could have a material adverse effect on the Company.

     Insurance Laws.  Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, they have been construed in some states to apply to such companies and there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that its proposed operations are in compliance with these laws in the states in which it currently does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

     The National Association of Insurance Commissioners ('NAIC') in 1995 endorsed a policy proposing the state regulation of risk assumption by physicians. The policy proposes prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, practices are precluded from entering into capitated contracts directly with employers, individuals and benefit plans unless they qualify to do business as HMOs or insurance companies. The Existing Practices currently provide services under very few capitated payment contracts. The Company intends to limit the number of capitated payments or other risk-sharing arrangements into which it enters on its own behalf or on behalf of the Practices. The Company expects to make such arrangements only with HMOs or insurance companies. In addition, in December 1996, the NAIC issued a white paper entitled 'Regulation of Health Risk Bearing Entities,' which sets forth issues to be considered by state insurance regulators when considering new regulations, and encourages that a uniform body of regulation be adopted by the states. Certain states have enacted statutes or adopted regulations affecting risk assumption in the health care industry. In some states, including California, these statutes and regulations subject any physician or physician network engaged in risk-based contracting, even if through HMOs and insurance companies, to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. The Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives.

     The IPA that is owned by the Company operates as a specialty physician network in Arizona, and contracts directly or indirectly with licensed HMOs or insurance companies to arrange for the provision of specialty orthopedic physician services on behalf of enrollees of the HMOs or insurance companies. In return, the IPA accepts a fee from the relevant payor, which fee the IPA passes along to the participating physician provider, less the IPA's fee (generally 13%) to compensate the IPA for its services. The two IPA Payor Agreements currently in place with the IPA involve 'capitation' fees--a fixed per month per enrollee fee for all designated orthopedic services. Arizona law does not permit a provider network to enter into such agreement directly with enrollees, unions, employers or other patient group on behalf of their members or employees, as applicable; the direct acceptance of risk by such a network, under Arizona law, would constitute the 'business of insurance' subject to licensure and regulation by the Arizona Department of Insurance. However, where the capitation or other risk-based payment is accepted by a provider network as a 'downstream' risk from a licensed HMO or insurance company, the Arizona Department of Insurance has indicated that such risk contracting would not subject the Company to licensure or regulation by the Department. However, there can be no assurance that the laws governing the business of insurance in Arizona will not be revised or interpreted in a manner that would prohibit operation of the IPA under either the IPA Payor Agreements or the IPA Provider Agreements, and in such event, the Company would be required to modify or terminate its relationships with payors or providers in Arizona. Such modification or termination could have a material adverse effect on the Company.

FEDERAL AND STATE INITIATIVES

     Fraud and Abuse. In the recently enacted 1997 Budget Bill and HIPAA, Congress has responded to perceived fraud and abuse in the Medicare and Medicaid programs. This legislation has fortified the government's enforcement authority with increased resources and greater civil and criminal penalties for offenses. It is anticipated that there will be further restrictive legislative and regulatory measures to reduce fraud, waste and abuse in the Medicare and Medicaid programs. There can be no assurance that any such legislation will not have a material impact on the Company.

     Health Care Reform. As a result of the continued escalation of health care costs and the inability of many individuals to obtain insurance, numerous proposals have been or may be introduced in Congress and state legislatures relating to health care reform. There can be no assurance as to the ultimate content, timing or effect of any health care reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on the Company.

     Confidentiality of Patient Records. The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to the Company's databases delete any patient identifiers, including name, address, hospital and physician. Further, the Company obtains the informed, written consent of the patient to use or disclose patient information where the Company believes that such consent is necessary or appropriate. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Furthermore, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to recommend legislation or promulgate regulations governing privacy standards for individually identifiable health information and creates a federal criminal offense for knowing disclosure or misuse of such information. These statutes and regulations may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 845 employees, of whom 26 are located at the Company's headquarters, seven are located in the regional offices and 812 are located at the Existing Practices. The Company believes that its relations with its employees are satisfactory.

CORPORATE LIABILITY AND INSURANCE

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. However, the Company does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between the Company and the Practices, the Company may become subject to some medical malpractice actions under various theories. There can be no assurance that claims, suits or complaints relating to services and products provided by the Practices will not be asserted against the Company in the future. The Company maintains medical professional liability insurance and general liability insurance and believes that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on-site at Practice locations. In addition, pursuant to the Management Services Agreements, the Practices are required to maintain comprehensive professional liability insurance. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of the Company and the Practices. The cost of such insurance to the Company and the Practices may have a material adverse effect on the Company. In addition, successful malpractice or other claims asserted against the Practices or the Company that exceed applicable policy limits would have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company has a five-year lease for its headquarters in Boca Raton, Florida, which provides for annual lease payments of approximately $63,000. In addition, in connection with the Affiliation Transactions, the Company assumed leases for the facilities utilized by the respective Existing Practices for aggregate annual lease payments of approximately $2.0 million as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     On August 15, 1997, an action entitled John Finlay v. Bone, Muscle & Joint, Inc., was filed. In this action, which is currently pending in the United States District Court for the Southern District of Texas, plaintiff has asserted claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement between plaintiff and the Company. Plaintiff's complaint seeks compensatory damages of approximately $135,000 pursuant to the alleged employment agreement as well as 16,071 shares of the Company's Common Stock pursuant to the alleged non-qualified stock option agreement. The Company believes that each of plaintiff's claims is without merit, and it intends to defend against the action vigorously.

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D., et al. v. Bone, Muscle & Joint, Inc., et al., was filed. In this action, which is currently pending in the United States District Court for the Southern District of Texas, plaintiffs have asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company. Plaintiffs' amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for delivery of 117,860 shares of the Company's Common Stock. The Company believes that each of the plaintiffs' claims is without merit, and it intends to defend against the action vigorously.

     The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceedings will have a material adverse effect on the Company, although there can be no assurance to this effect. In addition, the Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Practices; nevertheless, the Company believes that the ultimate resolution of such additional claims will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market since the Company's initial public offering (the 'Offering') on February 4, 1998. As of March 16, 1998, there were approximately 200 holders of record of the Common Stock. The Company has never paid or declared dividends on the Common Stock and does not anticipate paying any dividends on the Common Stock in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions on any class of stock, except pursuant to an employee repurchase plan or with the consent of its lenders.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected financial data with respect to the Company's statements of operations for the years ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 have been derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent certified public accountants.

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                         1996             1997
                                                                                       --------         ---------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                              SHARE DATA)
OPERATING DATA:
Practice revenues, net..............................................................   $  6,029         $  64,676
Less: amounts retained by physician groups..........................................     (2,912)          (27,703)
                                                                                       --------         ---------
Management fee revenue..............................................................   $  3,117         $  36,973
                                                                                       --------         ---------
                                                                                       --------         ---------
Loss before income taxes............................................................   $ (1,742)        $ (31,573)
Income taxes........................................................................         --                --
                                                                                       --------         ---------
Net loss............................................................................   $ (1,742)        $ (31,573)
                                                                                       --------         ---------
                                                                                       --------         ---------
Net loss per common share...........................................................   $  (1.67)        $   (4.97)
                                                                                       --------         ---------
                                                                                       --------         ---------
Weighted average number of common shares outstanding--basic and diluted.............      1,043             6,351
                                                                                       --------         ---------
                                                                                       --------         ---------


                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                          1996             1997
                                                                                         -------         --------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                          OTHER OPERATING DATA)
BALANCE SHEET DATA:
Cash and cash equivalents.............................................................   $ 1,439         $  2,849
Working capital.......................................................................     1,819           12,317
Total assets..........................................................................    25,332           84,153
Short term debt expected to be refinanced.............................................        --           14,693
Long-term debt and capital lease obligation, less current portion.....................        59           20,452
Total stockholders' equity............................................................    19,381           34,088

OTHER OPERATING DATA:
Number of practices...................................................................         3               25
Number of physicians..................................................................        34              117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under 'Business,' as well as in this Form 10-K generally. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors set forth in this Form 10-K generally.

OVERVIEW

     The Company is principally a PPM that provides management services to the Practices and the COSI ambulatory surgery center and also operates an IPA. The Company focuses on musculoskeletal care, which involves the medical and surgical treatment of conditions relating to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the Practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. As of December 31, 1997, the Company had affiliated with 25 existing Practices comprising 117 physicians practicing in Arizona, California, Florida, Pennsylvania, New Jersey and Texas by entering into Management Services Agreements. The Company was incorporated in Delaware in January 1996 and affiliated with its first Practice in July 1996. At December 31, 1996, the

Company had entered into Management Services Agreements with three Practices comprising 34 physicians at that time and 37 physicians as of December 31, 1997. During the year ended December 31, 1997, the Company entered into additional Management Services Agreements with 22 Practices, comprising 80 physicians and acquired the IPA with 42 physicians in Arizona.

     Generally, the total consideration paid to a Practice's physicians, once the Practice has agreed to affiliate with the Company, is based on a multiple of the Company's management fee plus the fair market value of the Practice's furniture, fixtures and equipment and, subject to legal limitations regarding Medicare and Medicaid receivables, the estimated net realizable value of its outstanding accounts receivable. The consideration paid by the Company generally consists of the Company's Common Stock, cash and the assumption of certain liabilities (principally notes payable to financial institutions secured by receivables of the Practice, which notes are repaid at the time the transaction is consummated). In exchange for this consideration, the Practice enters into a 40-year Management Services Agreement with the Company.

     Practice revenues, net represents the gross revenues of the affiliated Practices, the IPA, and the COSI ambulatory surgery center reported at the estimated realizable amounts from patients, third party payors and others for services rendered, net of contractual and other adjustments. Contractual adjustments typically result from the differences between the Practices' established rates for services and the amounts paid by government sponsored health care programs and other insurers. The Company estimates that approximately 15% and 13% of practice revenues, net were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the years ended December 31, 1996 and 1997, respectively. The Practices have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory actions including fines, penalties and exclusion from the Medicare and Medicaid programs. Management fee revenue primarily represents practice revenues, net less amounts retained by the Practices (consisting of amounts retained by the Practices, principally compensation and fees paid to physicians and other health care providers) which are paid to the physicians pursuant to the Management Services Agreements. Under each Management Services Agreement, the Company assumes responsibility for the management of the non-medical operations of the Practice, employs substantially all of the non-professional personnel utilized by the Practice and may provide the Practice with the facilities and equipment used in its medical practice. The Company's management fee revenue consists of four components: (i) a percentage of the Practices' net collected revenues (generally ranging from 10% to 15%), plus (ii) 100% of the non-physician affiliated practice expenses (generally expected to range from 45% to 55% of the Practices' net collected revenue), plus (iii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power (generally related to medical malpractice insurance, property and liability insurance, group benefits and certain major medical supplies) plus

(iv) a percentage of the profits from new ancillary services at the Practices. The portion of the management fee revenue that represents a percentage of net collected revenue is dependent upon the Practices' revenues which must be billed and collected.

     The Company's operating expenses consist primarily of the expenses incurred in fulfilling its obligations under the Management Services Agreements. These expenses include medical support services (principally clinic overhead expenses that would have been incurred by the Practices, including non-professional employee salaries, employee benefits, medical supplies, malpractice insurance premiums, building and equipment rental and other expenses related to clinic operations) and general and administrative expenses (personnel and administrative expenses in connection with maintaining a corporate office function that provides management, contracting, administrative, marketing and development services to the Practices).

     As the Company develops, acquires and operates additional Ancillary Service Facilities such as ambulatory surgery centers, MRI diagnostic imaging centers and rehabilitative therapy units, the mix and relationship of revenues and operating expenses will differ from historical trends through December 31, 1997. It is expected in the future that the revenues from these activities will become a separate component of consolidated revenues in addition to management fee revenue. It is also expected that the costs and expenses involved in the direct operation of these facilities will be included in medical support services. The impact of these activities on the mix of revenues and expenses cannot be determined at this time.

     The Company's future revenues and profitability are largely dependent upon its ability to continue to affiliate with new Practices and develop Ancillary Service Facilities. As a result of the Company's rapid growth, costs and expenses exceeded management fee revenue due to the start-up nature of the Company. The level of these costs and expenses are expected to continue to increase as affiliations with additional Practices are achieved and the Company adds to its management infrastructure.

     The Company intends to change its fiscal year from a calendar year to March 31 commencing after April 1, 1998.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of the Practices' revenue represented by certain items reflected in the Company's consolidated statements of operations. As a result of the Company's limited period of existence and affiliation with the Practices, the Company does not believe that comparisons between periods and percentage relationships within the periods set forth below are meaningful.


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                    1996                 1997
                                                                              -----------------    -----------------
Practice revenues, net.....................................................          100.0%               100.0%
Less: amounts retained by physician groups.................................          (48.3)               (42.8)
                                                                              -----------------    -----------------
Management fee revenue.....................................................           51.7                 57.2
Operating expenses and other expenses:
  Medical support services.................................................           47.2                 48.3
  General and administrative...............................................           21.2                 41.3
  Depreciation and amortization............................................           12.2                 12.5
  Interest expense.........................................................             --                  3.9
                                                                              -----------------    -----------------
     Total expenses........................................................           80.6                106.0
                                                                              -----------------    -----------------
Net loss...................................................................          (28.9)%              (48.8)%
                                                                              -----------------    -----------------
                                                                              -----------------    -----------------

     Practice revenues, net. For the year ended December 31, 1996, practice revenues, net was $6.0 million, arising from its initial affiliation transaction on July 1, 1996 and two additional affiliation transactions on November 1, 1996 ('the 1996 Affiliations'). For the year ended December 31, 1997, practice revenue, net was $64.7 million, an increase of $58.7 million over 1996, resulting from the Company's affiliation with 22 additional Practices comprising 80 physicians at various dates from April 1 through November 1, 1997. Also, in October 1997, the Company acquired the IPA in a transaction accounted for as a purchase.

     Amounts retained by physician groups. Amounts retained by physician groups for the year ended December 31, 1996 was $2.9 million, consisting of compensation and fees paid to physicians and other health care providers by the Practices pursuant to Management Services Agreements entered into on July 1, 1996 and November 1, 1996. For the year ended December 31, 1997, amounts retained by physician groups was $27.7 million, an increase of $24.8 million over 1996, resulting from the Company's affiliation with the additional 22 Practices pursuant to Management Services Agreements executed in 1997.

     Management fee revenue. Management fee revenue for the year ended December 31, 1996 was $3.1 million as a result of the factors set forth above. For the year ended December 31, 1997, management fee revenue was $37.0 million, an increase of $33.9 million over 1996, as a result of the factors set forth above.

     Medical support services. Medical support services, principally clinic overhead expenses, was $2.8 million for the year ended December 31, 1996, resulting from the 1996 Affiliations. For the year ended December 31, 1997, medical support services was $31.2 million, an increase of $28.4 million over

1996, reflecting the effect of the 22 additional Management Services Agreements executed in 1997.

     General and administrative. General and administrative expenses for the year ended December 31, 1996 was $1.3 million, reflecting the expenses incurred in establishing a corporate office. These expenses consisted of labor costs, group benefits, accounting, legal, rent and other expenses, substantially all of which were incurred after July 1, 1996 (the date of the first Affiliation Transaction). For the year ended December 31, 1997, general and administrative expenses were $26.7 million, an increase of $25.4 million over 1996. Approximately $4.9 million of the increase related to the Company's increased development of corporate infrastructure to support the additional Affiliation Transactions as well as the acquisition of the IPA in October 1997. The remainder of the increase resulted primarily from equity-based and other compensation expense related to physicians and employees and the expensing of certain start-up costs. Approximately $13.5 million of the equity-based compensation expense related to the recalculation provisions contained in the SCOI and COSI Management Services Agreements and approximately $6.3 million of the compensation expense related to employees, primarily related to the acceleration of the vesting of options granted to certain employees. See Notes 3 and 7 in the Notes to Consolidated Financial Statements. The Company also adopted the provisions of the Statement of Position 'Reporting on the Costs of Start-Up Activities' which was promulgated in February 1998 and, accordingly, included as expense in 1997 $140,000 of costs associated with the organization of the Company that were previously capitalized. The Company also expects to incur an additional amount of such costs in the three months ended March 31, 1998 (approximately $1 million) which it will record as expense. The Company also expects to incur approximately $400,000 of additional equity-based compensation expense in the quarter ending March 31, 1998 relating to the issuance of options to certain employees and physicians.

     While the Company expects that general and administrative expenses will continue to increase as more Practices affiliate with the Company and the Company continues to build its infrastructure, it also expects them to decline as a percentage of both practice revenues, net and management fee revenue.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1996 was $737,000, substantially all of which was incurred after July 1, 1996. The depreciation expense relates to acquired furniture, fixtures and equipment and the amortization expense relates to Management Services Agreements. For the year ended December 31, 1997, depreciation and amortization was $8.1 million, an increase of $7.4 million over 1996, reflecting the additional Affiliation Transactions entered into during 1997. The intangible assets related to the Management Services Agreements are being amortized over four years as a result of the vesting provisions contained in the Restricted Stock Agreements relating to Common Stock which was issued by the Company to physicians in connection with the Affiliation Transactions. The Company expects to enter into amendments to the Restricted Stock Agreements to eliminate the vesting provisions related to these shares of Common Stock. At the time the amendments are executed, the Company expects to revise the estimated useful lives of its Restricted Stock Agreements and amortize the remaining balances of the Management Services Agreements over periods ranging from 7 to 25 years. Consequently, the amortization expense related to the 25 Practices will decrease in the future; however, the Company expects that depreciation and amortization expense levels will continue to increase as additional Practices affiliate with the Company. The depreciation and amortization expense, based on amortization periods ranging from 7 to 25 years, is expected to remain relatively constant as a percentage of both practice revenue and management fee revenue. Although the Company's net unamortized balance of intangible assets acquired ($46.9 million at December 31, 1997) is not considered to be impaired at December 31, 1997, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's results of operations.

     Interest expense. Interest expense for the year ended December 31, 1997 was $2.6 million, resulting from borrowings related to the Affiliation Transactions. The Company expects to continue to incur interest expense primarily as a result of borrowings primarily related to anticipated future affiliations. In February and March 1998, the Company completed the sale of 4,600,000 shares of common stock in the Offering (including shares issued pursuant to the exercise of the underwriters' overallotment option), raising $32.2 million in proceeds. In connection with the repayment and prepayment of certain of its indebtedness with the proceeds of the Offering and the expected conversion of the Convertible Debentures (as defined), the Company expects to incur approximately $1.5 million of prepayment penalties, success fees and other charges in early 1998.

     Net loss. The net loss for the year ended December 31, 1996 was $1.7 million, or $1.67 per share of Common Stock, as a result of the factors set forth above. The net loss for the year ended December 31, 1997 was $31.6 million, or $4.97 per share of Common Stock as a result of the factors set forth above.

     On March 12, 1998, the Company issued a press release in which the Company reported a loss per share for the fiscal years ended December 31, 1996 and December 31, 1997 of $.84 and $4.30, respectively. Subsequent to this announcement, the Company was advised that, as a result of the most recent interpretation of Staff Accounting Bulletin No. 98 by the staff of the Securities and Exchange Commission (which was issued on February 3, 1998), substantially all nominal issuances of common stock options and warrants prior to December 31, 1997 should be excluded in the computation of loss per share. Accordingly, the loss per share reported in the Company's consolidated financial statements for the periods ended December 31, 1996 and December 31, 1997 differs from that reported in its press release of March 12, 1998.

     Impact of Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions in a timely manner. As part of the Company's organization and development, the software purchased and installed to date, as well as the software under evaluation for future purchase and installation, is Year 2000 compliant. The Company is in the process of initiating formal communication with all of the significant payors and third-party insurers of its affiliated practices to determine the extent to which the interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely or interface will be timely converted and would not have an adverse effect on the Company's operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 and December 31, 1997, the Company had $1.8 million and $12.3 million, respectively, in working capital and $1.4 million and $2.8 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of December 31, 1996 and December 31, 1997 consisted of cash and cash equivalents and net accounts receivable of $1.4 million and $5.8 million, and $2.8 million and $23.2 million, respectively.

     The Company has financed its Affiliation Transactions, capital expenditures and working capital needs since its inception through a combination of (i) private placements of capital stock; (ii) borrowings from institutional lenders;
(iii) short-term borrowings from stockholders; and (iv) issuance of promissory notes to certain physicians.

     For the years ended December 31, 1996 and 1997, cash used in operations was $1.0 million and $4.2 million, respectively, an increase of $3.2 million, resulting primarily from net operating losses adjusted for non-cash expenses.

     Cash used in investing activities for the years ended December 31, 1996 and 1997 was $4.6 million and $28.4 million, respectively, an increase of $23.8 million, relating primarily to Affiliation Transactions resulting in increases in intangible assets, accounts receivable and furniture, fixtures and equipment. Additionally, the Company utilized $3.1 million of cash for deferred offering costs.

     Cash provided by financing activities for the years ended December 31, 1996 and 1997 was $7.1 million and $33.9 million, an increase of $26.8 million respectively. For the year ended December 31, 1996, substantially all of the cash provided resulted from proceeds from the issuance by the Company of two series of preferred stock. For the year ended December 31, 1997, cash provided by financing activities resulted primarily from $28.5 million in net borrowings including $5.4 million from stockholders and $5.2 million in proceeds from the issuance of three series of preferred stock.

     Beginning in March 1997, the Company entered into a series of credit agreements (the 'HCFP Loan Agreements') with Health Care Financial Partners ('HCFP'), secured by the accounts receivable acquired from its affiliated Practices. The Company may borrow up to an aggregate of $19.5 million under the HCFP Loan Agreements, subject to a borrowing base of 85% of eligible accounts receivable. Borrowings under the HCFP Loan Agreements and term loans bear interest at the prime rate plus 1.75% per annum (10.25% at December 31, 1997) until December 31, 1997 and at the prime rate thereafter and mature at various dates ranging from March 1999 to December 1999. The HCFP Loan Agreements and term loans require the Company to maintain a prescribed level of tangible net worth and interest coverage, place limitations on indebtedness, liens, and investments and prohibit the payment of dividends. At December 31, 1997, $6.1 million was outstanding under these agreements, the maximum allowable under the borrowing base restriction. Subsequent to December 31, 1997, the Company entered into additional HCFP Loan Agreements totaling $3.5 million, subject to a borrowing base limitation of 85% of eligible accounts receivable.

     On June 30, 1997, the Company entered into an additional HCFP Loan Agreement secured by a lien on substantially all of the assets of the Company. The Company may borrow up to $3.3 million under such agreement for practice affiliations. Borrowings under such agreement bear interest at the prime rate plus 3.5%. Interest only was payable through December 31, 1997, at which time the loan converted to a term loan repayable in 36 monthly installments. In addition, in connection with such agreement, the Company issued warrants to HCFP to purchase 28,570 shares of the Company's Common Stock. The warrants contain put rights which give the holder the right to receive payment, based on a minimum put price of $14 per share, for the value of such warrants at January 15, 1998. Under this agreement, $1.5 million of the Company's obligations are guaranteed by the Company's President and other stockholders, and in connection therewith, the Company issued warrants to purchase an aggregate of 9,525 shares of the Company's Common Stock.

     In August 1997 and November 1997, the Company borrowed approximately $6.0 million of subordinated debt (the 'Comdisco Loan') under a Subordinated Loan and Security Agreement (the 'Comdisco Loan Agreement') between the Company and Comdisco, Inc. ('Comdisco') and approximately $1.5 million of subordinated debt (the 'Cedar Loan') under a Subordinated Loan and Security Agreement (the 'Cedar Loan Agreement') between the Company and Cedar Equities, LLC ('Cedar') to fund Affiliation Transactions. The Comdisco Loan and the Cedar Loan each have three year terms, bear interest at 14% per annum and are secured by a second lien on all of the Company's tangible and intangible personal property. In connection with these loans the Company issued warrants to purchase 166,667 and 41,667 shares of Series E Preferred Stock to Comdisco and Cedar, respectively.

     On September 9, 1997, the Company issued $4.0 million principal amount of its 6% subordinated convertible debentures due August 2000 (the 'Convertible Debentures') to fund Affiliation Transactions. The Convertible Debentures are convertible into Common Stock. The Convertible Debentures were purchased by the Company's President and certain stockholders. The Company expects that the Convertible Debentures will be converted in early 1998.

     On October 14, 1997, the Company obtained short-term financing in the form of a secured term note for $2.5 million payable to HCFP Funding to fund Affiliation Transactions, secured by a lien on substantially all of the assets of the Company. The loan bears interest at the prime rate plus 3.5% (12% at December 31, 1997). Interest only was payable through December 31, 1997 and the entire principal sum is due and payable on January 1, 1999. In connection with this loan agreement, the Company will pay HCFP Funding a fee in the amount of $300,000 on the maturity date.


     On October 15, 1997, the Company obtained short-term bridge financing in the aggregate amount of $3.4 million from certain stockholders, including its President and Chief Executive Officer, to fund Affiliation Transactions. In connection with these loans, the Company issued warrants to such stockholders to purchase an aggregate of 48,215 shares of Common Stock at an exercise price of $0.01 per share. Outstanding loans bear interest at the prime rate plus 3.5% (12% at December 31, 1997). The principal and accrued interest on such loans are due and payable on January 1, 1999.

     During October and November 1997, in connection with several Affiliation Transactions, the Company issued Notes in the aggregate amount of approximately $12.6 million to affiliating physicians (the 'Physician

Notes'). Approximately $1.9 million of the Physician Notes was repaid on January 2, 1998. The remaining Physician Notes were repaid in February and March 1998.

     In December 1997, the Company entered into commitments totaling $2.8 million for construction of two ambulatory surgery centers.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from Dr. Nagpal in the amount of $1.0 million to repay certain of the Physician Notes. In connection with this loan, the Company issued warrants to Dr. Nagpal to purchase 14,286 shares of Common Stock at an exercise price of $0.01 per share. The demand note bears interest at 8% per annum.

     On September 16, 1997, the Company filed a registration statement relating to the Offering with the Securities and Exchange Commission. This registration statement became effective on February 4, 1998 and the Company issued 4,000,000 shares of Common Stock to the public at a price of $7.00 per share. Net proceeds after underwriting discount and expenses of the Offering were $23.7 million. The Offering was completed on February 9, 1998. On March 4, 1998, the underwriters exercised their overallotment option and the Company issued an additional 600,000 shares of Common Stock and received additional net proceeds of $3.9 million.

     A portion of the proceeds of the Offering were used to repay the following borrowings:

Physician Notes......................................................   $ 9,608,000
Subordinated debt....................................................     7,332,000
Secured term note....................................................     2,500,000
Short-term bridge notes..............................................     3,375,000
                                                                        -----------
                                                                        $22,815,000
                                                                        -----------
                                                                        -----------


     The remaining proceeds will be used for general corporate purposes. The Company's affiliation and expansion programs will require substantial capital resources. In addition, the operations and expansion of the existing Practices, including the addition of Ancillary Service Facilities, and the IPA will require ongoing capital expenditures. The financing of future affiliations and business expansion is anticipated to be provided by a combination of borrowings and cash flows from operations. The Company believes that the combination of these sources will be sufficient to meet its currently anticipated operating and capital expenditure requirements and working capital needs through 1998. In order to meet its affiliation and expansion goals as well as its long-term liquidity needs, the Company expects to incur, from time to time, additional short-term and long-term indebtedness and to issue additional debt and equity securities, the availability and terms of which will depend upon market and other conditions; and thus, no assurance can be given that such financing sources will be available on terms acceptable to the Company.

REIMBURSEMENT RATES

     The health care industry is experiencing a trend toward cost containment as payors seek to improve lower reimbursement and utilization rates with providers. Further reductions in payments to health care providers or other changes in reimbursement for health care services could adversely affect the Practices with which the Company is affiliated and adversely affect the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants.............................................         33

Consolidated Balance Sheets at December 31, 1996 and December 31, 1997.........................         34

Consolidated Statements of Operations for the Years Ended December 31, 1996 and December 31,
  1997.........................................................................................         35

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996 and
  December 31, 1997............................................................................         36

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and December 31,
  1997.........................................................................................         37

Notes to Consolidated Financial Statements.....................................................         38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
BMJ Medical Management, Inc.

We have audited the accompanying consolidated balance sheets of BMJ Medical Management, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMJ Medical Management, Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG, LLP

West Palm Beach, Florida
March 13, 1998

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1996           1997
                                                                                      -----------    -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................   $ 1,439,000    $ 2,849,000
  Accounts receivable, net.........................................................     5,817,000     23,222,000
  Prepaid expenses and other current assets........................................        29,000        157,000
  Due from physician groups, net...................................................       426,000        721,000
                                                                                      -----------    -----------
     Total current assets..........................................................     7,711,000     26,949,000

Furniture, fixtures and equipment, net.............................................     2,142,000      5,372,000
Management services agreements and other intangible assets, net of accumulated amortization of $663,000 at December 31, 1996 and $8,023,000 at December 31,
  1997.............................................................................    15,447,000     46,878,000
Other assets.......................................................................        32,000      4,954,000
                                                                                      -----------    -----------
     Total assets..................................................................   $25,332,000    $84,153,000
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................   $   149,000    $ 2,079,000
  Accrued expenses.................................................................       366,000      4,050,000
  Interest payable.................................................................            --        640,000
  Accrued salaries and benefits....................................................       383,000      2,474,000
  Due to physician groups, net.....................................................     4,936,000             --
  Shareholder notes payable........................................................        40,000        991,000
  Current portion of long-term debt and capital lease obligations..................        18,000      4,398,000
                                                                                      -----------    -----------

     Total current liabilities.....................................................     5,892,000     14,632,000

Long-term debt and capital lease obligations, less current portion.................        59,000     20,452,000

Short term debt expected to be refinanced..........................................            --     14,693,000

Minority Interest..................................................................            --        288,000

Commitments and contingencies

  Stockholders' equity:
  Convertible preferred stock......................................................        30,000         42,000

  Common stock, $0.001 par value--15,000,000 shares authorized, 4,786,782 shares issued and outstanding at December 31, 1996; 25,000,000 shares authorized,
     9,179,289 shares issued and outstanding at December 31, 1997..................         5,000          9,000
  Additional paid-in capital.......................................................    21,088,000     67,352,000
  Accumulated deficit..............................................................    (1,742,000)   (33,315,000)
                                                                                      -----------    -----------
Total stockholders' equity.........................................................    19,381,000     34,088,000
                                                                                      -----------    -----------
Total liabilities and stockholders' equity.........................................   $25,332,000    $84,153,000
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                         1996            1997
                                                                                      -----------    ------------
Practice revenues, net.............................................................   $ 6,029,000    $ 64,676,000
Less: amounts retained by physician groups.........................................    (2,912,000)    (27,703,000)
                                                                                      -----------    ------------
Management fee revenue.............................................................     3,117,000      36,973,000

Operating expenses:
  Medical support services.........................................................     2,844,000      31,215,000
  General and administrative.......................................................     1,278,000      26,712,000
  Depreciation and amortization....................................................       737,000       8,068,000
                                                                                      -----------    ------------
Total operating expenses...........................................................     4,859,000      65,995,000
                                                                                      -----------    ------------
Operating loss.....................................................................    (1,742,000)    (29,022,000)

Other expenses:
  Interest expense.................................................................            --       2,551,000
                                                                                      -----------    ------------
Net loss...........................................................................   $(1,742,000)   $(31,573,000)
                                                                                      -----------    ------------
                                                                                      -----------    ------------
Net loss per share--basic and diluted..............................................   $     (1.67)   $      (4.97)
                                                                                      -----------    ------------
                                                                                      -----------    ------------
Weighted average number of common shares outstanding--basic and diluted............     1,043,000       6,351,000
                                                                                      -----------    ------------
                                                                                      -----------    ------------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      SERIES A    SERIES B    SERIES C    SERIES D    SERIES E
                                          NUMBER OF   PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                           SHARES       STOCK       STOCK       STOCK       STOCK       STOCK
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at inception (January 16,
 1996)..................................               $    --     $    --     $    --     $    --     $    --
Initial issuance of convertible
 preferred stock........................  3,000,000     10,000      20,000          --          --          --
Issuance of common stock................    839,285         --          --          --          --          --
Issuance of common stock in connection
 with practice affiliation agreements...  3,947,497         --          --          --          --          --
Net loss................................                    --          --          --          --          --
                                                      ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1996............                10,000      20,000          --          --          --
Issuance of convertible preferred
 stock..................................  1,184,740         --          --       3,000       2,000       7,000
Issuance of common stock in connection
 with practice affiliation agreements...  4,315,712         --          --          --          --          --
Issuance of common stock in exchange for
 services...............................     69,643         --          --          --          --          --
Issuance of options to purchase common
 stock..................................                    --          --          --          --          --
Issuance of stock purchase warrants for
 258,332 shares of common stock.........                    --          --          --          --          --
Exercise of stock options...............      7,143
Net loss................................                    --          --          --          --          --
                                                      ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1997............               $10,000     $20,000     $ 3,000     $ 2,000     $ 7,000
                                                      ---------   ---------   ---------   ---------   ---------
                                                      ---------   ---------   ---------   ---------   ---------

                                                    ADDITIONAL
                                           COMMON     PAID-IN     ACCUMULATED
                                            STOCK     CAPITAL       DEFICIT         TOTAL
                                           -------  -----------   ------------   -----------
Balance at inception (January 16,
 1996)..................................   $   --   $        --   $        --
Initial issuance of convertible
 preferred stock........................       --     6,970,000            --      7,000,000
Issuance of common stock................    1,000        11,000            --         12,000
Issuance of common stock in connection
 with practice affiliation agreements...    4,000    14,107,000            --     14,111,000
Net loss................................       --            --    (1,742,000 )   (1,742,000)
                                           -------  -----------   ------------   -----------
Balance at December 31, 1996............    5,000    21,088,000    (1,742,000 )   19,381,000

Issuance of convertible preferred
 stock..................................       --     6,237,000            --      6,249,000
Issuance of common stock in connection
 with practice affiliation agreements...    4,000    33,490,000            --     33,494,000
Issuance of common stock in exchange for
 services...............................       --       292,000            --        292,000
Issuance of options to purchase common
 stock..................................       --     4,665,000            --      4,665,000
Issuance of stock purchase warrants for
 258,332 shares of common stock.........       --     1,580,000            --      1,580,000
Exercise of stock options...............
Net loss................................       --            --   (31,573,000 )  (31,573,000)
                                           -------  -----------   ------------   -----------
Balance at December 31, 1997............   $9,000   $67,352,000   $(33,315,000)  $34,088,000
                                           -------  -----------   ------------   -----------
                                           -------  -----------   ------------   -----------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                ---------------------------
                                                    1996           1997
                                                ------------   ------------
Operating activities:
  Net loss...................................   $ (1,742,000)  $(31,573,000)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation............................         74,000        676,000
     Amortization of management services
      agreements and deferred financing
      costs..................................        663,000      8,084,000
     Interest expense converted to preferred
      stock..................................             --         34,000
     Equity-based compensation expense.......             --     17,567,000
  Changes in operating assets and
     liabilities:
     Accounts receivable.....................       (449,000)    (4,700,000)
     Due from physician groups...............       (426,000)    (3,062,000)
     Prepaid expenses and other current
      assets.................................          2,000        177,000
     Accounts payable........................        149,000      1,930,000
     Accrued expenses........................        366,000      3,684,000
     Accrued salaries and benefits...........        383,000      2,383,000
     Accrued interest........................             --        640,000
                                                ------------   ------------
Net cash used in operating activities........       (980,000)    (4,160,000)
Investing activities:
  Purchases of furniture, fixtures and
     equipment...............................       (697,000)      (969,000)
  Payments for management services
     agreements..............................       (206,000)   (10,123,000)
  Payments for deferred offering costs.......             --     (3,186,000)
  Cash used for acquisition of non-cash
     assets of affiliated practices..........     (3,707,000)   (13,230,000)
  Payments for deposits and other assets.....        (22,000)      (848,000)
                                                ------------   ------------
  Net cash used in investing activities......     (4,632,000)   (28,356,000)
Financing activities:
  Proceeds from issuance of preferred
     stock...................................      7,000,000      5,164,000
  Proceeds from debt issuance................             --     41,664,000
  Payments on stockholder notes payable......             --       (130,000)
  Proceeds from issuance of stockholder notes
     payable.................................         40,000      5,507,000
  Proceeds from issuance of common stock.....         11,000             --

  Payments on borrowings.....................             --    (18,567,000)
  Minority interest..........................             --        288,000
                                                ------------   ------------
Net cash provided by financing activities....      7,051,000     33,926,000
                                                ------------   ------------
Net increase in cash and cash equivalents....      1,439,000      1,410,000
Cash and cash equivalents at beginning of
  period.....................................             --      1,439,000
                                                ------------   ------------
Cash and cash equivalents at end of period...   $  1,439,000   $  2,849,000
                                                ------------   ------------
                                                ------------   ------------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     BMJ Medical Management, Inc. and its subsidiaries (the Company), are engaged in managing physician groups focusing exclusively on musculoskeletal disease management, including ancillary services such as ambulatory surgery centers, magnetic resonance imaging and rehabilitative therapy. The Company also operates an Independent Physician Association (IPA) that negotiates and administers payor contracts for the delivery of healthcare services. The Company manages physician groups under long-term management services agreements (Management Services Agreements) with affiliated physician groups located in various states. The Company may also acquire certain assets under Asset Purchase Agreements, primarily accounts receivable and furniture, fixtures and equipment from these groups. The cost of these assets is determined based on their appraised or net realizable value. BMJ Medical Management, Inc. was incorporated in Delaware in January 1996.

     Under the Management Services Agreements, the Company provides a full range of administrative services required for a physician group's day-to-day nonmedical operations and employs substantially all of the nonmedical personnel utilized by the group. The nonclinical services provided include, but are not limited to, practice administration, practice support, data processing, business office management including billing and collecting, marketing, accounting, the provision of office space and equipment and the arrangement of group purchasing discounts for medical and nonmedical supplies and services. The Company may also assist the physician group in the recruitment of additional physicians and negotiates managed care contracts which must be approved by the group.

     The terms of the Management Services Agreements are 40 years and automatically renew for successive 5-year periods thereafter unless terminated by one of the parties. As compensation for services provided by the Company, the Company generally receives a percentage of the group's net collected revenues, reimbursement of all nonmedical expenses of the practice incurred by the Company in supporting the group, 66 2/3% of the cost savings the Company is able to achieve through its purchasing power and a percentage of the profits from new ancillary services.

     The laws of many states, including some of the states in which the Company presently has Management Services Agreements, prohibit business corporations from practicing medicine or exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements with physicians. The Company intends that, pursuant to the Management Services Agreements, it will not exercise any responsibility on behalf of affiliated physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that its operations do not violate applicable state laws relating to the corporate practice of medicine.

     On December 23, 1997, the Board of Directors approved a five-for-seven reverse stock split of the Company's common stock. All common share and per share data presented herein give effect to such reverse stock split. Concurrent with the consummation of the Company's initial public offering (IPO), which occurred February 9, 1998, the Company's certificate of incorporation was amended to increase the Company's authorized common stock from 25,000,000 shares to 35,000,000 shares. Additionally, the Company intends to change its fiscal year end from December 31 to March 31, effective in 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company does not consolidate the operating results and accounts of the physician groups since it does not own or control the groups it manages. The Company believes that the Management Services Agreements provide it with the preponderance of the net profits of the medical services furnished by the groups. Consequently, the Company presents physician groups' revenues, net, less amounts retained by the physician groups as management fee revenue in the accompanying consolidated financial statements ('display method').

     On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus concerning certain matters relating to the physician practice management industry with respect to the requirements which must be met to consolidate a managed professional corporation and the accounting for business combinations involving professional corporations. In accordance with the EITF's guidance, the Company will discontinue use of the display method to report revenues from management contracts in financial statements for periods ending after December 15, 1998. Thus, after December 15, 1998, fees from management contracts will be reported as a single line item in the Company's consolidated financial statements.

     The consolidated financial statements include the accounts of BMJ Medical Management, Inc. and its subsidiaries as well as those entities controlled by the Company. The minority interest held by third parties is separately stated. In consolidation, all significant intercompany balances and transactions have been eliminated.

  Reclassification

     Certain amounts presented in the consolidated statements of operations for prior periods have been reclassified for comparative purposes.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's actual results in subsequent periods may differ from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

  Practice Revenues, Net

     Practice revenues, net, represent the gross revenues earned from patients by the physician groups and one ambulatory surgery center, net of contractual and other adjustments and uncollectible amounts. Contractual adjustments typically result from differences between the physician groups' established rates for services and the amounts paid by government sponsored health care programs and other insurers.

     There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the financial statements. The Company estimates that approximately 15% and 13% of practice revenues, net, were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the years ended December 31, 1996 and 1997, respectively. The physician groups have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

  Management Fee Revenue

     Management fee revenue represents practice and ambulatory surgery center net revenues less amounts retained by the physician groups.

     The Company's management fee revenue is comprised of four components: (i) percentage of the physician groups' net collected revenues (generally ranging from 10%-15%), plus (ii) 100% of the non-physician affiliated practice expenses (generally expected to range from 45%-55% of the physician groups' net collected revenue), plus (iii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power (generally related to medical malpractice insurance, property and liability insurance, group benefits and certain major medical supplies) plus (iv) a percentage of the profits from new ancillary services of the practices. The portion of the management fee revenue that represents a percentage of net collected revenues is dependent upon the physician groups' revenues which must be billed and collected.

     Management fee revenue included in the accompanying consolidated statements of operations is comprised of the following:

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                              -------------------------
                                                                                 1996          1997
                                                                              ----------    -----------
Component based upon percentage of physician groups' net collected
  revenues.................................................................   $1,079,000    $ 6,105,000
Reimbursement of non-physician affiliated practice expenses................    2,038,000     30,868,000
                                                                              ----------    -----------
Management fee revenue.....................................................   $3,117,000    $36,973,000
                                                                              ----------    -----------
                                                                              ----------    -----------

     For the year ended December 31, 1996, three affiliated practices; Southern California Orthopedic Institute Medical Group (SCOI), South Texas Spinal Clinic, P.A. (STSC) and Lehigh Valley Bone, Muscle and Joint Group, LLC (LVBMJ) comprised approximately 52%, 23%, and 25%, respectively, of management fee revenue. For the year ended December 31, 1997, SCOI comprised approximately 29% of management fee revenue. No other affiliated practices individually comprised 10% or more of management fee revenue.

  Operating Expenses

     Medical support services represent costs incurred by the Company relative to the operations of the physician groups including non-physician personnel salaries and benefits, medical supplies, malpractice insurance premiums, building and equipment rental expense, general and administrative expenses, supplies, maintenance and repairs, insurance, utilities and other indirect expenses.

     General and administrative expenses primarily represent the salaries of corporate headquarters personnel, rent, travel, and other administrative expenses. Additionally, for the year ended December 31, 1997, approximately $13.5 million of non-cash equity based compensation related to the affiliations with SCOI and the Center for Orthopedic Surgery Inc. (COSI) was included in general and administrative expenses.

  Cash and Cash Equivalents

     Cash in excess of daily requirements invested in short-term investments with maturities of three months or less is considered to be cash equivalents for financial statement purposes. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash.

  Accounts Receivable

     Accounts receivable principally represent receivables related to the medical groups for medical services provided by the physician groups. Risk of collection is borne by the physician groups and any amounts advanced by the Company for accounts receivable that are uncollected are reimbursed to the Company by the physician groups.

  Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which primarily range from three to seven years. Routine maintenance and repairs which do not extend the life of the assets are charged to expense as incurred and major renovations or improvements are capitalized.

  Management Services Agreements

     Management Services Agreements include consideration (cash, common stock or other consideration) paid to the physician groups for entering into Management Services Agreements, legal and accounting fees and other similar transaction costs. The Management Services Agreements are for a term of 40 years and eight agreements are subject to rescission by the respective physician group on the seventh anniversary. Under the terms of the related Restricted Stock Agreements, if a physician leaves the practice within four years the common stock issued is returned to the applicable practice. Therefore, the Company amortizes the costs of entering into Management Services Agreements over four years. The Company intends to amend its Restricted Stock Agreements during the first quarter of 1998 to eliminate the four-year vesting provisions. As a result, the Company will adjust the amortization of the Management Services Agreements to the new useful lives of the agreements which will range from 7 to 25 years. Had these revisions and the related Affiliation Transactions and Management Service Agreements been reflected as of January 1, 1996 and January 1, 1997 in the accompanying financial statements as of January 1, 1996 and January 1, 1997, amortization expense would have decreased by approximately $491,000 and $6,551,000 for the years ended December 31, 1996 and 1997, respectively. Shares issued to physician practices that are subject to performance criteria are accounted for as compensation.

     The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred at December 31, 1996 or December 31, 1997.

  Due from Physician Groups, net

     Due from physician groups, net at December 31, 1996 consists of non-interest bearing short-term advances due to the Company. The amount due to physician groups at December 31, 1996, represents the net of (i) cash consideration related to the Management Services Agreements that is payable by the Company, without interest, at the earlier of the consummation of the IPO or the one year anniversary of the execution of the Management Services Agreements;
(ii) amounts due to the physician groups related to the ongoing monthly purchases of accounts receivable and (iii) amounts due from the physician groups relating to the monthly management fees and reimbursement to the Company for monthly medical support service costs. Amounts due from physician groups, net at December 31, 1997, represents the net of (i) amounts due to the physician groups related to the ongoing monthly purchases of accounts receivable and (ii) amounts due from the physician groups relating to the monthly management fees and reimbursement to the Company for monthly medical support service costs.

  Accounting for Stock Based Compensation

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS') No. 123, Accounting for Stock Based Compensation. SFAS No.123 allows either adoption of a fair value method of accounting for stock-based compensation plans or a continuation of accounting under Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations with supplemental disclosures. The Company has chosen to account for all employee stock-based compensation arrangements in accordance with APB Opinion No. 25 with related disclosures under SFAS No. 123, which requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB No. 25 for companies adhering to APB No. 25. As a result, the Company recognized compensation expense for stock options granted to employees with an exercise price below the fair value of the shares on the date of grant.

     Under the Company's stock option plans, the Company may also grant stock options for a fixed number of shares to independent consultants and contractors typically with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for these stock option grants using the fair value method of SFAS No. 123. The fair value for these options is estimated at the date of grant using a stock option pricing model and recognized as compensation cost.

  Loss Per Common Share

     In February 1997, SFAS No. 128, Earnings Per Share, was issued. SFAS No. 128, which applies to entities with publicly held common stock, simplifies the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted.

     On February 3, 1998, due to the issuance of SFAS No. 128, the SEC revised its Staff Accounting Bulletin ('SAB') relative to the treatment of common shares and common equivalent shares issued at prices below the estimated public offering price during the 12 months immediately preceding the date of the initial filing of the registration statement. The revised SAB recognizes only nominal issuances of common shares and common equivalent shares as outstanding for all periods presented. The Company has not issued any nominal shares during the periods presented in the consolidated statements of operations. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

     Basic net loss per share, is calculated using the weighted average number of common shares outstanding during the respective periods. Potentially dilutive securities are not included in the computation of net loss per share in 1997 and 1996 as their effective is antidilutive.

  Financial Instruments

     The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of December 31, 1996 and 1997 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of the Company's borrowings approximate their fair value due to the recent issuance of such borrowings which represent current market value.

3. PRACTICE AFFILIATIONS

     Effective July 1, 1996, the Company entered into an affiliation transaction with LVBMJ, under which the Company would receive as a management fee 50% of the net collected revenues of LVBMJ and would be responsible for all the clinic overhead expenses (medical support services). In connection with this transaction, on July 1, 1996, the Company issued 321,429 shares of common stock recorded at $1.26 per share. This agreement was amended on July 1, 1997. Under the terms of the Amended and Restated Management Services Agreement between LVBMJ and the Company, effective July 1, 1997 (the LVBMJ Management Services Agreement), the Company paid $320,000 in cash, issued an additional 48,594 shares of common stock (effective July 1, 1997) recorded at $7.56 per share representing total stock consideration of $772,367 in connection with this transaction. Effective July 1, 1997, the Company and LVBMJ amended and restated their agreement to adjust the management fee to 10% of net collected revenues plus reimbursement of clinic overhead expenses. The aggregate consideration of $1,106,916, including transaction costs of $14,549, has been allocated as follows: furniture, fixtures and equipment-$50,000, and Management Services

Agreement--$1,056,916. The LVBMJ Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice during the twelve month period ended March 1998. The value of any subsequently issued shares will increase the cost of the LVBMJ Management Services Agreement.

     On November 22, 1996, the Company entered into an Asset Purchase Agreement with SCOI, a California general partnership, in exchange for $5,930,897 in cash and a Management Services Agreement, effective November 1, 1996 (SCOI Management Services Agreement), in exchange for the issuance of 2,857,140 shares of common stock recorded at $3.78 per share, representing consideration of $10,800,000.

     The SCOI Management Services Agreement calls for management fees to be earned by the Company equal to 3 1/3% of the net collected revenues until certain conditions are met at which time the management fee will increase to 6 2/3% of net collected revenues. At the time of filing of a preliminary prospectus for the initial public offering of the Company's common stock with the SEC that becomes effective within 90 days, the management fee will increase to 10% of the net collected revenues. For the period from November 1, 1996 through September 30, 1997, the Company recognized management fees under the SCOI Management Services

Agreement of 3 1/3% of net collected revenues and 6 2/3% of net collected revenues for the three months ended December 31, 1997. The number of shares issued in connection with this transaction which exceed 2,142,857, were subject to recalculation effective November 1, 1997 and were permanently issued on December 31, 1997. On April 1, 1997, the Company entered into a Management Services Agreement with COSI, owned by the SCOI physicians, in exchange for 392,857 shares of common stock recorded at $3.78 per share, representing consideration of $1,485,000. The number of shares issued in connection with this transaction were also subject to recalculation during the fourth quarter of 1997. The aggregate consideration of $18,336,999, including transaction costs of $121,102, has been allocated as follows: net accounts receivable--$4,448,000, furniture, fixtures and equipment--$1,441,920, supplies--$30,897, deposits--$10,080 and Management Services Agreements--$12,406,102. In accordance with the recalculation provisions, the Company issued additional shares of common stock to the SCOI physicians for both the SCOI and COSI recalculation in the fourth quarter of 1997. These shares and 714,286 of the original 2,857,140 shares issued in November 1996 in connection with the SCOI transaction represent consideration based upon performance and have been accounted for as non-cash equity-based compensation expense. Accordingly, the Company recorded a charge to earnings of $13.5 million in the fourth quarter of 1997, which is included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 1997.

     On December 23, 1996, the Company entered into an Asset Purchase Agreement and a Management Services Agreement, effective November 1, 1996, (STSC

Management Services Agreement) with STSC in exchange for the issuance of 768,929 shares of common stock recorded at $3.78 per share, representing consideration of $2,906,553 and cash of $3,065,990. The aggregate consideration of $6,014,009, including transaction costs of $41,466 has been allocated as follows: net accounts receivable--$1,703,826, furniture, fixtures and equipment--$425,000, supplies--$21,328 and Management Services Agreement--$3,863,855.

     Effective April 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (Tri-City Management Services Agreement) with Tri-City Orthopedic Surgery Medical Group, Inc., a California corporation (Tri-City), and two of its affiliates in exchange for $948,200 in cash, the issuance of 287,659 shares of common stock recorded at $3.78 per share, representing consideration of $1,087,352. The aggregate consideration of $2,088,861, including transaction costs of $53,309, has been allocated as follows: net accounts receivable--$519,000, furniture, fixtures and equipment--$167,590, Management Services Agreement--$1,402,271.

     Effective April 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (LOS Management Services Agreement) with Lauderdale Orthopaedic Surgeons, a Florida partnership, in exchange for $2,698,359 in cash and the issuance of 329,259 shares of common stock recorded at $3.78 per share, representing consideration of $1,244,598. The aggregate consideration of $4,154,824, including transaction costs of $211,867, has been allocated as follows: accounts receivable--$2,000,000, furniture, fixtures and equipment--$103,915 Management Services Agreement--$2,050,909.

     Effective June 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (GCO Management Services Agreement) with Fishman and Stashak, M.D.'s, P.A. (GCO), a Florida professional association, (d/b/a Gold Coast Orthopedics), Clive Segil, M.D. (Segil), a California professional corporation, and H. Leon Brooks, M.D. (Brooks), a California professional corporation, in exchange for an aggregate amount of $3,769,172 in cash, the issuance of 281,789 shares of common stock recorded at $6.93 per share, representing consideration of $1,952,796. The aggregate consideration of $6,092,016, including transaction costs of $370,048, has been allocated as follows: accounts receivable--$1,759,000, furniture, fixtures and equipment--$194,150, supplies--$3,650 and Management Services Agreement--$4,135,216. The GCO agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended August 1998. The value of any subsequently issued shares will be allocated to the Management Service Agreements.

     Effective July 1, 1997, the Company entered into three separate Asset Purchase Agreements and Management Services Agreements with Swanson Orthopedic Medical Corporation, a professional corporation, Randy C. Watson, M.D., a professional corporation and Lake Tahoe Sports Medicine Center, a medical corporation, all located in South Lake Tahoe, California, in exchange for an aggregate amount of $986,000 in cash and the issuance of 107,648 shares of common stock recorded at $7.56 per share, representing consideration of $813,824. The aggregate consideration of $2,064,780, including transaction costs of $264,956, has been allocated as follows: accounts receivable--$726,000, furniture, fixtures and equipment--$67,200, supplies-$10,000, and Management Services Agreement--$1,261,580.

     Effective July 1, 1997, the Company entered into two separate Asset Purchase Agreements and Management Services Agreements with Sun Valley Orthopaedic Surgeons, an Arizona general partnership (Sun Valley) and Robert O. Wilson, M.D., P.C., an Arizona professional corporation, both located in Sun City, Arizona, in exchange for an aggregate amount of $616,125 in cash and the issuance of 141,332 shares of common stock recorded at $7.56 per share, representing consideration of $1,068,471. Sun Valley has the right to receive additional consideration if the fair market value of the Company's common stock, as determined on July 1, 1998, is less than $9.10. The additional consideration would be determined by multiplying the per share dollar amount below $9.10 by 36,318 shares and would be payable in full in cash no later than July 31, 1998. The aggregate consideration of $2,075,553, including transaction costs of $121,478, has been allocated as follows: accounts receivable--$457,000, furniture, fixtures and equipment--$67,500, supplies--$7,000, deposits--$4,564, and Management Services Agreement--$1,539,489 (including the additional consideration of $269,479).

     Effective July 1, 1997, the Company entered into two separate Asset Purchase Agreements and Management Services Agreements with Stockdale Podiatry Group, Inc., a California professional corporation, and John C. Zimmerman, D.P.M., both located in Bakersfield, California, in exchange for an aggregate amount of $1,032,842 in cash, a contractual obligation to pay John C. Zimmerman, M.D. $78,858 in cash at a future specified date and the issuance of 121,066 shares of common stock recorded at $7.56 per share, representing consideration of $915,263. The aggregate consideration of $2,111,337, including transaction costs of $84,374, has been allocated as follows: accounts receivable--$637,200, furniture, fixtures and equipment--$85,207, supplies--$10,000, and Management Services Agreement--$1,378,930.

     Effective July 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (Kramer Management Services Agreement) with Kramer & Maehrer, L.L.C., a Pennsylvania limited liability company, in exchange for $45,981 in cash and the issuance of 51,857 shares of common stock recorded at $7.56 per share, representing consideration of $392,040. The aggregate consideration of $441,047, including transaction costs of $3,026, has been allocated as follows: furniture, fixtures and equipment--$45,981, Management Services Agreement--$395,066.

     Effective July 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (SAB Management Services Agreement) with San Antonio Bone and Joint Clinic, P.A., a Texas professional association, in exchange for an aggregate amount of $288,978 in cash and the issuance of 27,306 shares of common stock recorded at $7.56 per share, representing consideration of $206,437. The aggregate consideration of $557,236, including transaction costs of $61,821, has been allocated as follows: accounts receivable--$92,289, furniture, fixtures and equipment--$175,801, supplies--$649, and Management Services Agreement--$288,497.

     Effective August 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (P M & R Management Services Agreement) with Physical Medicine and Rehabilitation Associates, Inc., a Florida corporation, in exchange for $830,166 in cash and the issuance of 90,659 shares of common stock recorded at $7.56 per share, representing consideration of $685,384. The aggregate consideration of $1,651,063, including transaction costs of $135,513, has been allocated as follows: accounts receivable-- $465,000, furniture, fixtures and equipment--$165,000, deposits--$5,166, and Management Services Agreement--$1,015,897.

     Effective August 1, 1997, the Company entered into separate Asset Purchase Agreements with Broward Orthopaedic Specialists, Inc., a Florida corporation (Broward), Terence Matthews, M.D. P.A., Wylie Scott, M.D. P.A. and Mitchell S. Seavey, M.D. and a Management Services Agreement with Broward (Broward Management Services Agreement), in exchange for $3,938,996 in cash, a promissory note issued to Dr. Seavey for $283,502 and the issuance of 446,977 shares of common stock recorded at $7.56 per share, representing consideration of $3,379,147. The aggregate consideration of $8,015,174, including transaction costs of $413,529, has been allocated as follows: accounts receivable--$1,685,000, furniture, fixtures and equipment--$420,000 and Management Services Agreement--$5,910,174. The Broward Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended July 1998. The value of any subsequently issued shares will increase the cost of the Broward Management Services Agreement.

     Effective August 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (Abrahams Management Services Agreement) with Michael A. Abrahams, M.D. P.A., a Florida professional association, in exchange for $620,004 in cash and the issuance of 68,131 shares of common stock recorded at $7.56 per share, representing consideration of $515,074. The aggregate consideration of $1,181,694, including transaction costs of $46,616, has been allocated as follows: accounts receivable-- $285,000, furniture, fixtures and equipment--$47,500, and Management Services Agreement--$849,194.

     Effective September 1, 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (Beitler Management Services Agreement) with Jeffrey Beitler, M.D. P.A., a Florida professional corporation, in exchange for $275,000 in cash and the issuance of 26,066 shares of common stock recorded at $8.40 per share, representing consideration of $218,952. The aggregate consideration of $513,952, including transaction costs of $20,000, has been allocated as follows: accounts receivable--$200,000, furniture, fixtures and equipment--$35,000, and Management Services Agreement--$278,952.

     In October 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (OSA Management Services Agreement) with Orthopaedic Surgery Associates, P.A., a Florida professional corporation (OSA) in exchange for $4,396,250 in cash, issuance of a promissory note for $2,377,701, bearing interest at 8.5%, annually and the issuance of 221,819 shares of common stock recorded at $8.40 per share, representing consideration of $1,863,276. The aggregate consideration of $9,149,979, including transaction costs of $512,752, has been allocated as follows: accounts receivable--$2,000,000, furniture, fixtures and equipment--$500,000, and Management Services Agreement--$6,649,979. The OSA Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998 and 1999. The total number of shares to be issued will depend on actual collections of the practice for a the twelve month periods ended August 1998 and 1999. The value of any subsequently issued shares will increase the cost of the OSA Management Services Agreement.

     In October 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (LOM Management Services Agreement) with Lighthouse Orthopaedic Management Group, Inc (LOM), a Florida corporation, in exchange for the issuance of promissory notes for $3,899,930, bearing interest at 8.5% annually and the issuance of 194,220 shares of common stock recorded at $8.40 per share, representing consideration of $1,631,448. The aggregate consideration of $5,808,421, including transaction costs of $277,043, has been allocated as follows: accounts receivable--$1,300,000 furniture, fixtures, and equipment--$250,000, and Management Services Agreement--$4,258,421. The LOM Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended August 1998. The value of any subsequently issued shares will increase the cost of the LOM Management Services Agreement.

     In October 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (BIOS Management Services Agreement) with Broward Institute of Orthopaedic Specialties, P.A., a Florida professional association
(BIOS), in exchange for $119,311 in cash, the issuance of promissory notes for $3,466,252, bearing interest at 8% annually, and the issuance of 182,312 shares of common stock recorded at $8.40 per share, representing consideration of $1,531,422. The aggregate consideration of $5,076,985, including transaction costs of $24,000, has been allocated as follows: advances--$800,000, furniture, fixtures, and equipment--$281,197, supplies--$61,189, deposits--$37,966 and Management Services Agreement-- $3,896,633. The BIOS Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended August 1998. The value of any subsequently issued shares will increase the cost of the BIOS Management Services Agreement.

     In October 1997, the Company entered into a Management Services Agreement (Valley Management Services Agreement) with Valley Sports & Arthritis Surgeons,
P. C., a Pennsylvania professional corporation (Valley), in exchange for a promissory note of $897,727, bearing interest at 8.5% annually and the issuance of 359,464 shares of common stock recorded at $8.40 per share, representing consideration of $3,019,501. The aggregate consideration of $3,917,228 has been allocated as follows: accounts receivable--$630,000, furniture, fixtures, and equipment--$120,833, supplies--$35,000, and Management Services Agreement--$3,131,395.

     In October 1997, the Company acquired Orthopaedic Management Network, Inc., an Arizona corporation, in exchange for $63,000 in cash, the assumption of $1,010,306 accounts payable and accrued liabilities and the issuance of 20,370 shares of common stock recorded at $8.40 per share, representing consideration of $171,108. The aggregate purchase price of $1,244,414 has been allocated to certain assets and liabilities including goodwill--$665,845.

      Effective November 1, 1997, the Company entered into a Management Services Agreement with New Jersey Orthopedic Associates, P.A., a New Jersey professional association. Additionally, the Company entered into an Asset Purchase Agreement with Orthopedic Associates of New Jersey, a New Jersey professional association. The aggregate consideration consisted of $1,029,194 in cash, issuance of a promissory note for $411,680, bearing interest at 8.0%, and the issuance of 67,859 shares of common stock recorded at $8.40 per share, representing consideration of $570,012. The aggregate consideration of $2,010,886 has been allocated as follows: furniture, fixtures and equipment--$75,000, and Management Services Agreement--$1,935,886.

     The Management Services Agreements are subject to termination in the event of (i) bankruptcy of the Company or the medical practice; (ii) default in any material respect in the performance of either parties' obligations under the Management Services Agreement; (iii) representations and warranties made by either party are untrue or misleading in any material respect; (iv) the medical practice is excluded from the Medicare or Medicaid programs; or (v) either party determines that the structure of the Management Services Agreement violates any state or federal laws or regulations existing at such time and that an amendment to the Management Services Agreement will be unable to correct such defect. Upon termination of the Management Services Agreement, the transaction will be unwound with the assets (other than accounts receivable) acquired by the Company being returned to the physician group and the purchase price paid, therefore, being returned to the Company.

     The STSC Management Services Agreement permits STSC and individual physicians to rescind the Affiliation Transaction on November 1, 2003. In the event of a rescission of the transaction, the transaction will be unwound, with the assets (other than the accounts receivable) acquired by the Company being returned to STSC, and the purchase price paid therefore being returned to the Company. In addition, the physician owners and the employed physicians, if any, who received common stock of the Company in connection with the transaction will be required to return 50% of such capital stock to the Company. In addition, the Management Services Agreements for seven other practices comprising 29 physicians contain provisions that permit the practices to rescind their Affiliation Transaction on their respective seventh anniversaries. The cost to enter into the Management Services Agreements and acquire the assets, including transaction costs, was as follows:

                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                               1996           1997
                                                                            -----------    -----------
Cost of acquiring the Management Services Agreements.....................   $16,110,000    $54,233,000
Accounts receivable......................................................     6,152,000     18,907,000
Furniture, fixtures and equipment........................................     1,867,000      4,719,000
Advances.................................................................            --        800,000
Other....................................................................        62,000        237,000
                                                                            -----------    -----------
Total....................................................................   $24,191,000    $78,896,000
                                                                            -----------    -----------
                                                                            -----------    -----------

4. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consist of the following:

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1996          1997
                                                                     ----------    ----------
Office, computer, and telephone equipment.........................   $  999,000    $3,162,000
Medical equipment.................................................      659,000     1,717,000
Furniture and fixtures............................................      558,000     1,121,000
Construction-in-progress, ambulatory surgery centers..............           --       122,000
Less: accumulated depreciation....................................       74,000       750,000
                                                                     ----------    ----------
Furniture, fixtures and equipment, net............................   $2,142,000    $5,372,000
                                                                     ----------    ----------
                                                                     ----------    ----------

5. LEASES

     The Company, as part of the MSA, is obligated under certain lease agreements for offices and certain equipment which have terms ranging from three to ten years and are considered reimbursable to the Company under the terms of the MSA. In some circumstances, these lease arrangements are with entities owned or controlled by physician stockholders. Future minimum payments under noncancelable leases with lease terms in excess of one year at December 31, 1997, are summarized as follows:

                                                                                   OPERATING
                                                                                    LEASES
                                                                                  -----------
1998...........................................................................   $ 2,005,000
1999...........................................................................     1,730,000
2000...........................................................................     1,410,000
2001...........................................................................     1,270,000
2002...........................................................................       784,000
Thereafter.....................................................................     4,858,000
                                                                                  -----------
Total minimum lease obligations................................................   $12,057,000
                                                                                  -----------
                                                                                  -----------

     Rent expense for the years ended December 31, 1996 and 1997 under all operating leases was approximately $602,000 and $1,926,000 respectively.

     The Company has assumed leases between the affiliated medical practices and entities controlled by equity owners in the related practices. Amounts charged to expense for these leases were $193,000 and $1,226,000 for the years ended December 31, 1996 and 1997, respectively. The commitments under these leases are included above.

     On August 1, 1997, in connection with a $5,000,000 loan (see Note 9) the Company entered into an agreement (the Master Lease Agreement) with a lender pursuant to which the lender agreed to purchase and lease certain equipment to the Company on the terms and conditions contained in the Master Lease Agreement. No transactions have occurred with respect to the Master Lease Agreement. In connection with the Master Lease Agreement, the Company issued to the lender a warrant to purchase up to 5,000 shares of the Company's Series E Preferred Stock at a price per share equal to $6.00. This warrant is exercisable for a period of 7 years or 3 years from the effective date of the IPO, whichever is longer. The fair value per share for this warrant based on the Black-Scholes valuation method is $4.29 using the assumptions described in Note 6 and the actual life of the warrant. In November 1997, the Master Lease Agreement was increased to $1,500,000 and an additional 10,000 warrants were issued for the purchase of Series E Preferred Stock at a price per share equal to $6.00. The fair value per share for this warrant based on the Black-Scholes valuation method is $4.29 using the assumptions described in Note 6 and the actual life of the warrant.

6. STOCK OPTION PLAN

     On May 6, 1996, and subsequently amended on May 30 and December 31, 1997, the Company's Board of Directors approved the 1996 Stock Option Plan (the Option
Plan), which provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Option Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors, independent consultants and contractors and the physicians employed by the medical groups with which the Company is affiliated through the MSAs are eligible to participate in the Option Plan, which will terminate no later than May 6, 2006. The granting and vesting of options under the Option Plan are authorized by the Company's Board of Directors or a committee of the Board of Directors. Under the terms of the Option Plan, incentive stock options vest pro rata over four years, except for options covering 10,715 shares which vested at the completion of the IPO, have an exercise price of $0.49 per share, and expire ten years from the date of grant. None of the incentive stock options were exercisable as of December 31, 1996. During 1997, the Company granted stock options to employees at exercise prices ranging from $0.01 to $4.90 per share. In accordance with the provisions of the option plan, the options vest over a four year period. During August and December 1997, the Company modified the vesting terms of all the options such that these options vested immediately. Total compensation expense related to the granting of options and acceleration of the vesting, for the year ended December 31, 1997, based on a fair value ranging from $3.78 to $8.40 per share, amounted to $4,665,000. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997: risk-free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .68; and a weighted-average expected option life of four years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Information regarding these option plans is as follows:

                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                                                  NUMBER OF    EXERCISE
                                                                                   SHARES       PRICE

                                                                                  ---------    --------
  Options outstanding at inception.............................................          --    $     --
     Granted...................................................................     110,715        0.27
     Exercised.................................................................          --          --
     Canceled..................................................................          --          --
                                                                                  ---------
  Options outstanding at December 31, 1996.....................................     110,715        0.27
     Granted...................................................................   1,139,830        1.48
     Exercised.................................................................      (7,143)       0.01
     Canceled..................................................................     (96,429)       0.55
                                                                                  ---------    --------
     Options outstanding at December 31, 1997..................................   1,146,973    $   1.44
                                                                                  ---------    --------
                                                                                  ---------    --------
  Exercisable at December 31, 1996.............................................          --
                                                                                  ---------
                                                                                  ---------
  Exercisable at December 31, 1997.............................................   1,146,973
                                                                                  ---------
                                                                                  ---------

  Reserved for future option grants at December 31, 1997.......................                 853,027
                                                                                               --------
                                                                                               --------
  Weighted average fair value of options granted during 1996...................                $   2.20
                                                                                               --------
                                                                                               --------
  Weighted average fair value of options granted during 1997...................                $   4.76
                                                                                               --------
                                                                                               --------

     The following table sets forth information about stock options outstanding at December 31, 1997:

                                                                WEIGHTED
                                                                 AVERAGE      WEIGHTED
                                         NUMBER OUTSTANDING     REMAINING     AVERAGE     NUMBER EXERCISABLE
RANGE OF                                       AS OF           CONTRACTUAL    EXERCISE          AS OF
EXERCISE PRICES                          DECEMBER 31, 1997        LIFE         PRICE      DECEMBER 31, 1997
--------------------------------------   ------------------    -----------    --------    ------------------
$0.01.................................          110,715            8.6         $ 0.01            110,715
$0.35-$0.84...........................          773,572            9.3         $ 0.63            773,572
$2.35-$4.90...........................          262,686            9.8         $ 4.58            262,686

                                         ------------------                               ------------------
$0.01-$4.90...........................        1,146,973            9.4         $ 1.86          1,146,973
                                         ------------------                               ------------------
                                         ------------------                               ------------------

     The pro forma effects of adopting SFAS No. 123's fair value based method for the year ended December 31, 1996 was not materially different from the corresponding APB Opinion No. 25 intrinsic value methodology because the options granted in 1996 were primarily issued near year end and the fair value of the Company's stock, was $3.78 as of December 31, 1996. Accordingly, pro forma stock-based compensation in 1996 is substantially less than would result from a full year's compensation expense amortization and a higher valuation of the common stock. The effects of applying SFAS No. 123 during 1996 and the year ended December 31, 1997 are not likely to be representative of the effects on pro forma net income for future years because the vesting of options will cause additional incremental expense to be recognized in future periods. The Company's pro forma information for the year ended December 31, 1997 follows:

Pro forma net loss............................................................   $(32,030,000)
                                                                                 ------------
                                                                                 ------------
Pro forma net loss per share..................................................   $      (5.04)
                                                                                 ------------
                                                                                 ------------

     Additionally, the FASB has added to its agenda a project regarding certain APB No. 25 issues, including such things as incorporating the SFAS No. 123 grant date definition into APB No. 25, re-addressing the criteria under broad-based plans qualifying for noncompensatory accounting and defining what constitutes employees. The resolution of these issues could result in modification in the Company's accounting for stock-based compensation arrangements.

     Shares of common stock reserved for future issuance at December 31, 1997 is as follows:

Options..........................................................................   1,146,972
Convertible preferred stock......................................................   2,989,100
Warrants.........................................................................     258,332
Convertible debentures...........................................................     396,825
                                                                                    ---------
                                                                                    4,791,229
                                                                                    ---------
                                                                                    ---------

7. STOCKHOLDERS' EQUITY

     Stockholders' equity consists of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1996            1997
                                                                  ------------    ------------
Convertible preferred stock--Series A, $0.01 par value--
  999,999 shares authorized, issued and outstanding............   $     10,000    $     10,000
Convertible preferred stock--Series B, $0.01 par value--
  2,000,001 shares authorized, issued and outstanding..........         20,000          20,000
Convertible preferred stock--Series C, $0.01 par value--
  254,999 shares authorized, issued and outstanding............             --           3,000
Convertible preferred stock--Series D, $0.01 par value--
  189,000 shares authorized, 188,072 shares issued and
  outstanding..................................................             --           2,000
Convertible preferred stock--Series E, $0.01 par value--
  1,300,025 shares authorized, 741,669 shares issued and
  outstanding..................................................             --           7,000
Convertible preferred stock--Series A-1, B-1, D-1 and E-1,
  $0.01 par value--4,489,025 shares authorized; none issued and
  outstanding..................................................             --              --
Common stock, $0.001 par value--15,000,000 shares authorized;
  4,786,782 shares issued and outstanding at December 31, 1996;
  25,000,000 shares authorized; 9,179,289 shares issued and
  outstanding at December 31, 1997.............................          5,000           9,000
Additional paid-in capital.....................................     21,088,000      67,352,000
Accumulated deficit............................................     (1,742,000)    (33,315,000)
                                                                  ------------    ------------
                                                                  $ 19,381,000    $ 34,088,000
                                                                  ------------    ------------
                                                                  ------------    ------------

     On May 6, 1996, the Company issued 839,285 shares of $.001 par value common stock for cash consideration of $0.014 per share, which resulted in proceeds to the Company of approximately $12,000.

     On May 6, 1996, the Company issued 999,999 shares of Series A convertible preferred stock with a par value of $0.01 for $1.00 per share, which resulted in proceeds to the Company of $999,999. On November 12, 1996, the Company issued 2,000,001 shares of Series B convertible preferred stock with a par value of $0.01 for $3.00 per share, which resulted in proceeds to the Company of $6,000,003.

     On January 29, 1997 and March 12, 1997, the Company raised approximately $765,000 in connection with the issuance of an aggregate of 254,999 shares of Series C convertible preferred stock, with a par value of $0.01 per share.


     On June 19, 1997, the Company issued 188,072 shares of Series D convertible preferred stock with a par value of $0.01 for $5.50 per share as repayment of a $1,000,000 loan plus accrued interest that had been made to the Company by certain stockholders on January 14, 1997. In connection with the original loan, the stockholders received warrants to purchase 23,810 shares of the Company's common stock at a price of $4.20 per share, exercisable through January 14, 2002, resulting in deferred financing costs of approximately $2,400 based on the Black-Scholes valuation method. The unamortized portion of this amount was charged to interest expense when the loan was converted.

     On June 19, July 31 and August 18, 1997, the Company issued an aggregate of 741,669 shares of Series E convertible preferred stock with a par value of $0.01 for $6.00 per share in exchange for $4,450,000.

     All classes of convertible preferred stock have the right to share in any dividends declared and paid or set aside for the common stock of the Company, pro rata, in accordance with the number of shares of common stock into which such shares of preferred stock are then convertible; liquidation preference of the original issuance price per share; and voting rights equal to the number of shares of common stock into which the preferred stock is then convertible. All classes of preferred shares are convertible into common shares at a ratio of 7:5 and were automatically converted upon the occurrence of the IPO. Upon the automatic conversion, the holders of the convertible preferred stock were not entitled to payment of any accrued but unpaid dividends. As more fully described in Note 9, certain of the Company's debt agreements prohibit the Company from declaring or paying dividends.

     The Company is a party to a stockholders agreement dated as of November 22, 1996 (the Stockholders Agreement), with its President, certain stockholders and the SCOI physicians. Under the Stockholders Agreement, the stockholders agreed to vote their shares to appoint to the Company's board of directors certain designees of such stockholders. The stockholders (other than the SCOI physicians) also have the right of first refusal with respect to issuances of the Company's capital stock or securities convertible into capital stock and are subject to various restrictions on transfers of the Company's securities. Under the terms of the Stockholders Agreement, 500,000 shares of the common stock that the Company's President acquired for cash on May 6, 1996, are subject to vesting over a 40-month period subject to acceleration in certain circumstances. In the event of the termination of the President's employment with the Company for any reason, the Company has the right to repurchase from the President all of the shares of unvested stock at a purchase price equal to $0.01 per share. The Stockholders Agreement terminated at the completion of the IPO.

     On September 16, 1997, the Company filed a registration statement relating to its common stock with the Securities and Exchange Commission. This registration statement became effective on February 4, 1998 and the Company issued 4,000,000 shares of common stock to the public at a price of $7.00 per share. Net proceeds after underwriting discount and expenses of the offering were $23,700,000. The offering was completed on February 9, 1998. On March 4, 1998, the underwriters exercised their overallotment option and the Company issued an additional 600,000 shares of common stock and received net proceeds of $3,906,000. Concurrent with this offering, the Company's certificate of incorporation was amended to increase the Company's authorized common stock from 25,000,000 shares to 35,000,000 shares.

8. INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                            1996                       1997
                                                                   -----------------------    -----------------------
Deferred tax assets:
  Amortization of intangible assets.............................          $ 188,000                $        6,000,000
  Accrued expenses..............................................            174,000                           278,000
  Stock option deduction for books..............................                 --                         1,802,000
  NOL carry-forward.............................................            319,000                         3,719,000
                                                                       ------------           -----------------------
  Deferred tax assets...........................................            681,000                        11,799,000
  Less valuation allowance......................................           (670,000)                      (11,558,000)
                                                                       ------------           -----------------------
  Total deferred tax assets.....................................             11,000                           241,000
Deferred tax liabilities:
  Depreciation..................................................            (11,000)                         (241,000)
                                                                       ------------           -----------------------
Total deferred tax liabilities..................................            (11,000)                         (241,000)
                                                                       ------------           -----------------------
Total net deferred taxes........................................          $       0                $                0
                                                                       ------------           -----------------------
                                                                       ------------           -----------------------

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $670,000 and $11,558,000 valuation allowance at December 31, 1996 and 1997, respectively, is necessary to reduce the deferred tax assets to the amount that will more than likely not be realized. The change in the valuation allowance for the current period is $10,888,000. On November 11, 1996, the Company had an ownership change as defined by Internal Revenue code section 382 (Section 382) which caused the utilization of the net operating loss and tax credits, at that time, to be limited to approximately $415,000 per year relating to approximately $690,000 of the net operating losses at December 31, 1996. At December 31, 1996 and 1997, the Company has available net operating loss carryforwards of $826,000 and $9,631,000, which expire in the years 2011 through 2012. As a result of the completion of the Company's initial public offering in February, 1998, the Company may have incurred a change in ownership as defined by Section 382. Although the effects of this change have not yet been determined, the utilization of the net operating loss carryforwards at December 31, 1997 will more than likely be limited.

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                             1996                       1997
                                                                    -----------------------    -----------------------
Tax at U.S. statutory rate.......................................             (34.0%)                    (34.0%)
State taxes, net of federal benefit..............................              (4.6%)                     (4.1%)
Non-deductible items.............................................               0.2%                       3.6%
Change in valuation allowance....................................              38.4%                      34.5%
                                                                            -------                    -------
                                                                                0.0%                       0.0%
                                                                            -------                    -------
                                                                            -------                    -------

9. BORROWINGS

     Borrowings consist of the following:

                                                                                        DECEMBER 31,
                                                                              -----------------------------------
                                                                                  1996                 1997
                                                                              --------------      ---------------

Borrowing under senior revolving lines of credit..........................      $     --          $     6,113,000
Senior secured term note, payable in monthly installments of $90,000 through December 31, 2000, plus interest at prime plus 3.5% (12% at
  December 31, 1997)......................................................            --                3,250,000
Secured term note due January 1, 1999, plus interest at prime plus 3.5%
  (12% at December 31, 1997)..............................................            --                2,500,000
Subordinated debt, payable in monthly installments of $257,000 through
  December 31, 2000, including interest at 14% until January 1, 1998,
  increasing to 15% thereafter............................................            --                7,332,000
Subordinated convertible debentures, due August 31, 2000, plus interest,
  payable semiannually at 6%..............................................            --                4,000,000
Promissory notes to physician due at various dates ranging from, January
  2, 1998 to January 31, 1999, plus interest at rates ranging from 6%
  to 11%..................................................................            --               12,909,000
Shareholder notes payable.................................................          40,000              4,366,000
Obligation under capital lease............................................          77,000                 64,000
                                                                                 ---------            ------------
                                                                                   117,000             40,534,000
Less current portion......................................................          58,000              5,389,000
                                                                               -----------            -----------
                                                                                  $ 59,000        $    35,145,000
                                                                               -----------            -----------
                                                                               -----------            -----------

     In January 1997, the Company obtained short-term loans in the aggregate amount of $999,999 from certain stockholders, including its President. In connection with such loans, the Company issued warrants to such stockholders to purchase an aggregate of 23,810 shares of Common Stock at an exercise price of $4.20 per share which are immediately exercisable for a period of five years. The fair value of the warrants based on the Black-Scholes valuation method is $2.30 per share using the assumptions described in Note 6 and the actual life of the warrant. In June 1997, such loans and related accrued interest were converted into 188,072 shares of Series D Preferred Stock. Also, in January 1997, the Company issued two promissory notes to the Company's President totaling $867,000. The notes plus accrued interest were converted to a single note in the amount of $991,000 which bears interest at a rate of prime plus 3.5% and is due on demand.

     From March 1997 to December 31, 1997, the Company entered into a series of credit agreements with its senior lender secured by the accounts receivable acquired from each of the affiliated physician groups. The Company may borrow up to an aggregate limit of $19,500,000, subject to a borrowing base of 85% of eligible accounts receivable. Outstanding loans bear interest at the prime rate plus 1.75% (10.25% at December 31, 1997) until December 31, 1997 and at the prime rate thereafter and mature at various dates ranging from March 1999 to December 1999. The credit agreements and term loans with its senior lender require the Company to maintain a prescribed level of tangible net worth and interest coverage and place limitations on indebtedness, liens and investments, and prohibit the payment of dividends. At December 31, 1997, the Company was in compliance with all financial covenants. At December 31, 1997, $6,113,000 was outstanding under these agreements, the maximum allowable under the borrowing base restriction.


     Subsequent to December 31, 1997, the Company entered into additional credit agreements with the Company's senior lender, totaling $3.5 million, subject to a borrowing base limitation of 85% of eligible accounts receivable.

     On June 30, 1997, the Company obtained a senior credit facility to fund practice affiliations with its senior lender secured by a lien on substantially all of the assets of the Company. The Company may borrow up to $3,250,000 for practice affiliations, of which $3,250,000 is outstanding as of December 31, 1997. The loan bears interest at the prime rate plus 3.5% (12% at December 31, 1997). Interest only is payable through December 31, 1997, at which time the loan converts to a term loan repayable in 36 monthly installments. The credit facility contains various covenants including the right of the lender to declare the loan due and payable upon the occurrence of a material adverse change in the financial condition or business prospects of the Company. In addition, in September 1997, the Company issued the senior lender a warrant to purchase 28,570 shares of the Company's common stock for nominal cash consideration. The warrant contains put rights which give the holders the right to receive payment, based on a minimum put price of $14 per share, for the value of the stock warrant at the earlier of the effective date of the IPO or January 15, 1998. The warrant is exercisable for 10 years. Under this facility, $1,500,000 of the Company's obligations are guaranteed by the Company's President and other stockholders, and in connection therewith the Company issued warrants to purchase an aggregate of 9,525 shares of common stock for nominal cash consideration which are exercisable for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrants.

     On August 1, 1997 and August 22, 1997, the Company entered into subordinated loan agreements, with two different lenders, in the principal amounts of $5,000,000 (the $5 million loan) and $1,500,000 (the $1.5 million loan). The loans are secured by liens on all of the Company's tangible and intangible personal property. The loans mature on December 31, 2000, however, within 45 days subsequent to the effective date of the IPO, the Company is obligated to prepay the loans in full. These loans and the liens granted to the respective lenders are subordinated in all respects to the current and future indebtedness of the Company under the senior credit facility described above. The loans initially bear interest at 14% per annum, provided, however, that if an initial public offering of the Company's capital stock is not consummated on or prior to December 31, 1997, the loans will, commencing January 1, 1998, bear interest at 15% per annum.

     In connection with the $5 million and $1.5 million loans the Company issued warrants to purchase up to 125,000 and 37,500 shares, respectively, of the Company's Series E Preferred Stock at a price per share equal to $6.00. As the IPO was not effective by December 31, 1997, the warrants increased to 133,333 and 40,000, respectively. These warrants are immediately exercisable for a period of 10 years or 5 years, respectively, from the effective date of the IPO whichever is earlier. The fair value per warrant based on the Black-Scholes valuation method is $3.77 per share using the assumptions described in Note 6 and the actual life of the warrant. In addition, pursuant to stock purchase agreements dated as of July 31, 1997 and August 18, 1997, the Company issued 166,667 and 41,667 shares, respectively, of Series E Preferred Stock to the lenders for an aggregate purchase price of $1,250,000.

     The $1.5 million loan is convertible into shares of preferred stock of the Company at the option of the lender after the Company completes a sale and issuance of any shares of its preferred stock in connection with an equity financing at any time after a payment default under the loan agreement. The conversion price will be equal to the purchase price per share paid by the purchasers in such equity financings.

     On September 9, 1997, the Company issued and sold $4,000,000 in aggregate principal amount of its subordinated convertible debentures due August 31, 2000 (the 'Debentures') pursuant to the Convertible Debenture Purchase Agreement, dated as of September 9, 1997 (the 'Debenture Purchase Agreement'). The Debentures were purchased by the Company's President, certain stockholders and certain of the Company's underwriters. Pursuant to the terms of the Debenture Purchase Agreement, the Debentures are subordinated in right of payment to all indebtedness of the Company under the loans described above. The Debentures bear interest at 6% per annum and are payable semi-annually. The unpaid principal amount of the Debentures is due on August 31, 2000.

     Except in very limited instances, the Company may not prepay the Debentures prior to September 9, 1999. The Debentures are subject to prepayment at the option of the holders of the Debentures upon the consummation of (i) a sale of all or substantially all of the assets of the Company; (ii) a sale or transfer of all or a majority of the outstanding common stock of the Company in any one transaction or series of related transactions: or (iii) a merger or consolidation of the Company with or into another entity. The Debentures are convertible at any time at the option of the holders thereof into shares of common stock at an initial conversion price equal to $10.08 per share subject to reduction in the event that the Company sells its common stock for a price less than $10.08 per share. Accordingly, in conjunction with the Company's IPO more fully described in Note 7, the conversion price was reduced to $7 per share. Pursuant to the terms of the Debenture Purchase Agreement, the holders of the Debentures have rights of first offer on future issuances of capital stock of the Company or other securities convertible into capital stock of the Company (except with respect to a public offering of shares of the Company's common stock). The Debenture Purchase Agreement places limitations on indebtedness and liens and prohibits the payment of dividends.


     On October 14, 1997, the Company obtained short-term financing in the form of a secured term note from its senior lender, to fund practice affiliations in an aggregate amount of $2,500,000. The note is secured by a lien on substantially all of the assets of the Company. Outstanding loans bear interest at the prime rate plus 3.5% (12% at December 31, 1997). Interest only is payable through December 31, 1997 and the entire principal amount is due and payable on January 1, 1999. In connection with this loan agreement, the Company will pay to the lender a fee in the amount of $300,000 on the maturity date.

     On October 15, 1997, the Company obtained short-term bridge financing in the aggregate amount of $3,375,000 from certain stockholders, including its President, to fund practice affiliations. In connection with these loans, the Company issued warrants to such stockholders to purchase an aggregate of 48,215 shares of Common Stock at an exercise price of $0.01 per share which are immediately exercisable for a period of 5 years. The fair value per warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant. Outstanding loans bear interest at the prime rate plus 3.5%. (12% at December 31, 1997). The principal amounts and accrued interest were repaid in February 1998.

     During October and November 1997, in connection with several practice affiliations, the Company issued promissory notes that in the aggregate total $12,625,000 (Physician Notes). These outstanding promissory notes bear interest ranging from 6% to 11%. Substantially all of these promissory notes are due and payable either on the date of the Company's completion of the IPO or at various maturity dates ranging from January 2, 1998 to March 31, 1998.

     On November 14, 1997, the Company entered into an additional subordinated loan agreement in the principal amount of $1,000,000 (the $1 million loan) with the lender of the $5 million loan. The $1 million loan is due on December 1, 2000 and contains the same terms as the $5 million loan. A warrant to purchase 26,667 shares of the Company's Series E Preferred Stock was issued to the lender. The warrant is immediately exercisable, at an exercise price of $.01 per share, for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant.

     On October 15, 1997, the Company issued to its President a warrant to purchase 23,214 shares of common stock at an exercise price of $.01 per share. The warrant is exercisable for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from its President in the amount of $1.0 million to repay certain of the Physician Notes. In connection with this loan, the Company issued a warrant to the President to purchase 14,286 shares of common stock at an exercise price of $0.01 per share. The demand note bears interest at 8% per annum. The fair value of the warrants based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant. The warrant is immediately exercisable for a period of 5 years.

     Included in other assets in the accompanying consolidated balance sheet as of December 31, 1997 is deferred financing costs related to warrants issued in connection with certain borrowings. Such costs are being amortized over the applicable life of the related debt.

     Under the terms of all the credit agreements and credit facilities with the senior lender, the subordinated loan agreements and the subordinated convertible debentures, the Company is prohibited from declaring or paying any cash dividend or making any distribution on any class of stock, except pursuant to an employee repurchase plan or with the consent of the lender.

     On February 9, 1998, the Company completed the IPO (see Note 7), the proceeds of which were used to repay the following borrowings:

Promissory notes to physicians.............................   $ 9,608,000
Subordinated debt..........................................     7,332,000
Secured term note..........................................     2,500,000
Short-term bridge notes....................................     3,375,000
                                                              -----------
                                                              $22,815,000
                                                              -----------

     Accordingly, this indebtedness has been classified as long-term in the accompanying financial statements and the Company expects to incur charges associated with the repayment and early extinguishment of debt of approximately $1,000,000 in the quarter ending March 31, 1998. The aggregate principal maturities of long-term debt remaining for the next five years after giving effect to the above disclosed repayments are as follows: 1998, $5,389,000; 1999, $7,211,000; 2000, $5,098,000; 2001, $15,000; 2002, $6,000.

10. COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement dated as of May 6, 1996, as amended, with its President (the Employment Agreement). Base compensation under the Employment Agreement is $300,000 per year, subject to increase by the Board of Directors. In addition, the Board of Directors may award an annual bonus to the President in an amount of up to 30% of his base salary based on the attainment of certain benchmarks. The Company may terminate the President's employment at any time and for any reason; provided that, if his employment is terminated without cause (as defined in such agreement) or as a result of his becoming permanently disabled, the Company must pay the President a severance amount determined in accordance with a formula contained in the agreement.

     The Company is a defendant in an action entitled John Finlay v. Bone, Muscle & Joint, Inc., which is currently pending in the United States District Court for the Southern District of Texas. The action asserts claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement. The action seeks compensatory damages pursuant to the alleged employment agreement as well as specific performance for the delivery of 16,071 shares of the Company's common stock. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

     The Company is a defendant in an action entitled Robert P. Lehmann, M.D. et al. v. Bone, Muscle & Joint, Inc., et al. which has been filed in the United States District Court for the Southern District of Texas. The action asserts claims for breach of contract, common law fraud and promissory estoppel arising from an alleged restricted stock purchase agreement. The action seeks compensatory and exemplary damages as well as specific performance for the delivery of 117,860 shares of the common stock. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's financial position, results of operations or cash flows.

     The Company and its affiliated physician practices are insured with respect to medical malpractice risks on either an occurrence-rate or a claims-made basis. Management is not aware of any claims against it or its affiliated physicians which might have a material impact on the Company's financial position or results of operations. Management of the company intends to renew the existing claims-made policies annually and expects to be able to obtain such coverage. When coverage is not renewed, management intends to purchase an extended reporting period endorsement to provide professional liability coverage for losses incurred prior to, but reported subsequent to, the termination of the claims-made policies.

     The Company is subject to legal proceedings in the ordinary course of its business including certain claims resulting from the result of successor liability in connection with the assumption of certain liabilities of the physician practices. The Company does not believe that any of such legal proceedings, after consideration of professional and other liability insurance and amounts provided in the accompanying consolidated balance sheet as of December 31, 1997, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In December 1997, the Company had commitments totaling $2.75 million for construction of two ambulatory surgery centers.

11. RETIREMENT PLAN

     The Company has a qualified contributory savings plan as allowed under
Section 401(k) of the Internal Revenue Code which was implemented in October 1997. The plan permits participant contributions, subject to certain limitations, and requires a minimum contribution from the Company based on the participants' contribution. The Company made no contributions to the plan during the year ended December 31, 1997.


12. SUPPLEMENTAL CASH FLOW INFORMATION

     Significant non-cash financing and investing activities for the year ended December 31, 1996, are summarized as follows:

          o The value of stock issued upon execution of Management Services Agreements was $14,111,000.

          o Non-cash transactions from practice affiliations including accounts receivable, Management Services Agreements and due to/from physicians amounted to $4,905,000.

          o Equipment acquired under capital lease obligations amounted to $77,000.

          o Interest paid amounted to $9,000.

     Significant non-cash financing and investing activities for the year ended December 31, 1997, are summarized as follows:

          o The value of stock issued upon execution of Management Services Agreements was $23,292,000.

          o Notes issued upon execution of Management Services Agreements was $8,109,000.

          o Non-cash transactions from practice affiliations including accounts receivable, Management Services Agreements and due to/from physicians amounted to $4,885,000.

          o Short-term loans converted to preferred stock amounted to $1,000,000.

          o Deferred financing costs related to the issuance of warrants amounted to $1,580,000.

          o Common stock issued in payment of accrued salaries amounted to $292,000.

          o Interest paid amounted to $583,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company:

NAME                                               AGE                       POSITION
------------------------------------------------   ---   ------------------------------------------------
Naresh Nagpal, M.D..............................   48    President, Chief Executive Officer and Director
David H. Fater..................................   51    Executive Vice President, Chief Financial
                                                         Officer and Director
David K. Ellwanger..............................   40    Senior Vice President of Operations
Sheldon Lutz....................................   54    Senior Vice President of Corporate Development
Neil F. Luria...................................   30    General Counsel
Georges Daou(2).................................   36    Director
Stewart G. Eidelson, M.D........................   47    Director
James M. Fox, M.D.(1)...........................   55    Director
Ann H. Lamont(1)................................   41    Director
Donald J. Lothrop(2)............................   38    Director

------------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     The Company's Board of Directors is classified into three classes which consist of, as nearly as practicable, an equal number of directors. The members of each class serve staggered three-year terms. Messrs. Eidelson and Fox are Class I directors, Mr. Fater and Ms. Lamont are Class II directors and Messrs. Nagpal, Daou and Lothrop are Class III directors. Nominees for director will be divided among the three classes upon their election or appointment. The terms of Class I, Class II and Class III directors expire at the annual meeting of stockholders to be held in 1999, 2000 and 2001, respectively.

     Naresh Nagpal, M.D. became President and Chief Executive Officer and a director in March 1996. From September 1993 to August 1996, Dr. Nagpal served on the board of directors of InPhyNet Medical Management Inc. ('IMMI'), a PPM. From September 1993 to August 1995, Dr. Nagpal was the Senior Executive Vice President and Chief Operating Officer of IMMI. From January 1985 to August 1993, Dr. Nagpal was President of Acute Care Specialists, Inc. and its related companies which are PPMs that provide services to several hospitals and physicians. Dr. Nagpal was the Chairman of the Department of Emergency Medicine at Barberton Citizens Hospital in Barberton, Ohio from January to June of 1992 and Chairman of the Department of Emergency Medicine at Audobon Regional Medical Center in Louisville, Kentucky from July to December of 1992.

     David H. Fater became Executive Vice President and Chief Financial Officer in February 1997 and a director in April 1997. From June 1995 to January 1997, Mr. Fater was the Executive Vice President and Chief Financial Officer of Community Care of America, Inc. From January 1993 to April 1995, Mr. Fater was the Executive Vice President and Chief Financial Officer of Coastal Physician Group, Inc. Prior to that, Mr. Fater was a partner at Ernst & Young, LLP.

     David 'Deke' K. Ellwanger became Senior Vice President of Operations in July 1997. From July 1994 to July 1997, Mr. Ellwanger was the Vice President of Managed Care for MedPartners/InPhyNet Medical Management Inc. From August 1985 to June 1994, Mr. Ellwanger worked for Aetna Health Plans/PARTNERS National Health Plans managing various HMO's and HMO acquisitions.

     Sheldon Lutz became Senior Vice President of Corporate Development in November 1997. From February 1992 until 1997, Mr. Lutz was the Vice President of Development for Columbia/HCA Healthcare Corporation responsible for acquisitions and joint ventures and development of a marketwide joint venture model.

     Neil F. Luria became General Counsel in February 1998. From September 1992 to February 1998, Mr. Luria was an attorney with Jones Day Reavis & Pogue.

     Georges Daou became a director in September 1997. Mr. Daou is a founder of DAOU Systems, Inc. and has served as Chairman of the Board and Chief Executive Officer of such company since 1987. Mr. Daou sits on the boards of various healthcare and community organizations, including the College of Healthcare Management Executives and the Healthcare Information Managers Association.

     Stewart G. Eidelson, M.D. became a director in October 1997. Dr. Eidelson is a shareholder of, and since 1990 has been an orthopedic surgeon at, OSA.

     James M. Fox, M.D. became a director in November 1996. Dr. Fox was a founding partner of, and since 1992 has been an orthopedic surgeon at, SCOI.

     Ann H. Lamont became a director in May 1996. Ms. Lamont is a managing member of each of the general partner of Oak Investment Partners VI, Limited Partnership ('Oak Partners') and Oak VI Affiliates Fund, Limited Partnership ('Oak VI'). Since September 1983, Ms. Lamont has been a general partner or managing member of the general partner of four other venture capital partnerships affiliated with Oak Partners and Oak VI. Ms. Lamont currently serves as a director on the board of ViroPharma, Incorporated.

     Donald J. Lothrop became a director in May 1996. Since July 1994, Mr. Lothrop has been a General Partner of Delphi Ventures, a privately held venture capital firm. From January 1991 to July 1994, Mr. Lothrop was a Partner at Marquette Venture Partners, Inc., a privately held venture capital partnership.

Mr. Lothrop currently serves as a director on the boards of Accordant Health Services, Inc., Affiliated Research Centers, Inc., EXOGEN, Inc., Kelson Physician Partners, Inc., Pacific Dental Benefits, Presidium Inc. and PriCare, Inc.

NATIONAL PHYSICIAN ADVISORY BOARD

     The Company has established a National Physician Advisory Board (the 'Advisory Board') which provides oversight of certain matters including responsibility for all patient care and clinical issues. The Advisory Board also has responsibility for providing guidance to the Company regarding the development of its disease management system and protocols as well as all professional issues. The Advisory Board consists of seven musculoskeletal physicians from various parts of the country, including physicians who are not affiliated with the Company.

     The initial six members of the Advisory Board are:

PHYSICIAN                                                                   PRACTICE
-------------------------------------------------------------------------   --------
James Esch, M.D..........................................................   Tri-City
Lanny Johnson, M.D.......................................................   Retired
Gilbert R. Meadows, M.D..................................................     STSC
Ranjan Sachdev, M.D......................................................    LVBMJ
Martin Silverstein, M.D..................................................     LOS
Donald Wiss, M.D.........................................................     SCOI

DIRECTOR COMPENSATION AND COMMITTEES

     The non-employee directors currently receive $10,000 annual compensation for their service on the Board of Directors, $2,000 for each meeting attended in person and $1,000 for each meeting attended telephonically and are reimbursed for their out-of-pocket expenses. Under the Company's Option Plan, non-employee directors are eligible to receive option grants.

     The Board of Directors currently includes a Compensation Committee composed of two directors, Ms. Lamont and Dr. Fox, and an Audit Committee composed of two directors, Messrs. Daou and Lothrop. The Compensation Committee determines compensation for executive officers of the Company and administers the

Company's Option Plan. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     Prior to the establishment of the Compensation Committee in February 1997, the Board of Directors determined the compensation payable to the Company's executive officers. Stock options have been granted to employees of the Company and, at the end of fiscal 1996, the Board of Directors approved an incentive bonus for Dr. Nagpal.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid by the Company to the President and Chief Executive Officer of the Company during the fiscal year ended December 31, 1996 (the only executive officer of the Company during such year) and to the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company during the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                          COMPENSATION
                                                            ANNUAL COMPENSATION              AWARDS
                                                     ---------------------------------    ------------
                                                                             OTHER         SECURITIES         ALL
                                           FISCAL                            ANNUAL        UNDERLYING        OTHER
      NAME AND PRINCIPAL POSITION           YEAR     SALARY     BONUS     COMPENSATION    OPTIONS/SARS    COMPENSATION
----------------------------------------   ------    -------    ------    ------------    ------------    ------------
Naresh Nagpal, M.D......................     1996    225,000    67,500      --              --              --
  President and Chief Executive Officer      1997    300,000    90,000         --              --              --
David H. Fater..........................     1997    194,615    50,000         --              --              --
  Executive Vice President and Chief
     Financial Officer

                                 OPTION GRANTS

     There were no options granted to the President and Chief Executive Officer during the fiscal years ended December 31, 1996 and 1997, and options to purchase 100,000 shares of Common Stock were granted to the Executive Vice President and Chief Financial Officer during the fiscal year ended December 31, 1997.

STOCK OPTION PLAN

     In order to attract and motivate employees, consultants and directors to use their best efforts on behalf of the Company, the Company may, pursuant to its Option Plan, grant to its employees, consultants, and directors options to purchase an aggregate of 2,000,000 shares of Common Stock (subject to adjustment in certain circumstances). If any options expire or are canceled or terminated without being exercised, the Company may, in accordance with the terms of the Option Plan, grant additional options with respect to those shares of Common Stock underlying the unexercised portion of such expired, canceled or terminated options.


     The Option Plan may be administered by the Board of Directors or by a committee of the Board of the Directors (the 'Committee,' and references to the Committee shall mean the Board of Directors, if a committee is not appointed). Grants of Common Stock may consist of (i) options intended to qualify as incentive stock options ('ISOs') or (ii) nonqualified stock options that are not intended so to qualify ('NSOs'). Except as set forth below, the term of any such option is ten years. Options may be granted to any employees (including officers and directors) of the Company, members of the Board of Directors who are not employees, and consultants and advisers who perform services to the Company or any of its subsidiaries.

     The option price of any ISO granted under the Option Plan will not be less than the fair market value of the underlying shares of Common Stock on the date of grant; provided that the price of an ISO granted to a person who owns more than 10% of the total combined voting power of all classes of stock of the Company must be at least equal to 110% of the fair market value of Common Stock on the date of grant and, in such case, the ISO's term may not exceed five years. The option price of an NSO will be determined by the Committee in its sole discretion, and may be greater than, equal to or less than the fair market value of the underlying shares of Common Stock on the date of grant; provided that, subsequent to the initial public offering of the Company's Common Stock, the price of the underlying shares may not be less than fair market value. A grantee may pay the option price (i) in cash, (ii) by delivering shares of Common Stock already owned by the grantee or vested options held by the grantee, which, in either case, have a fair market value on the date of exercise equal to the option price or (iii) by any combination of (i) and (ii) above. With respect to any options, the Committee may impose such vesting and other conditions as the Committee may deem appropriate, all of which terms and conditions must be set forth in an option agreement between the Company and the grantee. Options may be exercised by the grantee at any time during his employment or retention by the Company or any subsidiary thereof and within a specified period after termination of the grantee's employment or retention.

     In the event of a change of control (as defined in the Option Plan), all grantees will be afforded an opportunity to exercise the portion of their respective options that are then vested and exercisable. Thereafter, any unexercised and any unvested portion of all outstanding options will be automatically terminated.

     All options issued under the Option Plan will be granted subject to any applicable federal, state and local withholding requirements. At the time of exercise, the grantee must remit to the Company an amount sufficient to satisfy the total amount of any such taxes required to be withheld by the Company with respect to such exercised options.

     The Board of Directors may amend or terminate the Option Plan at any time; provided that, under certain circumstances the approval of the stockholders of the Company may be required. As of December 31, 1997, the Company has granted options under the Option Plan to purchase an aggregate of 1,250,545 shares of Common Stock, of which 7,143 have been exercised, 96,429 have been canceled and

94,642 were issued to physicians. The Option Plan will terminate on May 6, 2006, unless earlier terminated by the Board of Directors or extended by the Board of Directors with the approval of the stockholders.

EMPLOYMENT AGREEMENT

     The Company has entered into an employment agreement dated as of May 6, 1996, as amended, with Dr. Nagpal (the 'Nagpal Employment Agreement'). Base compensation under the Nagpal Employment Agreement is $300,000 per year, subject to increase by the Board of Directors. In addition, the Board of Directors may award an annual bonus to Dr. Nagpal in an amount of up to 30% of his base salary based on the attainment of certain benchmarks. The Company may terminate Dr. Nagpal's employment at any time and for any reason; provided that, if his employment is terminated without cause (as defined in such agreement) or as a result of his becoming permanently disabled, the Company must pay Dr. Nagpal a severance amount determined in accordance with a formula contained in the agreement.

     Under the Nagpal Employment Agreement, Dr. Nagpal is prohibited from directly or indirectly competing with the Company during the term of his employment with the Company and for an additional year thereafter or as long as the Company is making severance payments to him. However, there can be no assurance as to the enforceability of such Agreement. The restraint on competition by Dr. Nagpal is geographically limited to any state in the United States in which the Company or any of its subsidiaries conducts business or specifically plans to conduct business at the time of the termination of his employment with the Company. Under the terms of the Nagpal Employment Agreement, Dr. Nagpal acknowledges that any proprietary information (as defined in such agreement) that he may develop is the sole property of the Company and agrees not to disclose to, or use for the benefit of, any person or entity (other than the Company) any of such proprietary information whether or not developed by him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 4, 1998 regarding the beneficial ownership of the Common Stock of the Company with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers as a group. Unless otherwise indicated, the address for each stockholder is c/o BMJ Medical Management, Inc., 4800 North Federal Highway, Suite 101E, Boca Raton, Florida 33431.

                                                                           SHARES BENEFICIALLY OWNED(1)
                                                         ----------------------------------------------------------------
               NAME OF BENEFICIAL OWNER                              NUMBER                           PERCENT
------------------------------------------------------   ------------------------------    ------------------------------

Delphi Ventures III, L.P.(2)..........................              1,367,079                            8.41%
  3000 Sand Hill Road, Building One, Suite 135,
  Menlo Park, California 94025
Oak Investment Partners VI, L.P.(3)...................              1,367,079                            8.41
  One Gorham Island
  Westport, Connecticut 06880
Naresh Nagpal, M.D.(4)................................              1,824,369                           11.12
David H. Fater(5).....................................                100,000                      *
Georges Daou(6).......................................                 17,855                      *
Stewart G. Eidelson, M.D.(7)..........................                 10,020                      *
James M. Fox, M.D.(8).................................                469,002                            2.82
Ann H. Lamont(3)(9)...................................              1,367,079                            8.41
Donald J. Lothrop(2)(10)..............................              1,367,079                            8.41
All officers and directors as a group (7
  persons)(11)........................................              5,155,404                           30.77

------------------------
* Less than one percent.

(1) Applicable percentage of ownership is based on 16,163,133 shares of Common Stock outstanding as of February 4, 1998. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Securities subject to options or warrants currently exercisable or exercisable within 60 days of February 4, 1998 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Includes (i) 1,895 shares of Common Stock owned by Delphi BioInvestments,
    (ii) warrants to purchase 24,945 shares of Common Stock owned by the stockholder and warrants to purchase 450 shares of Common Stock owned by Delphi BioInvestments and (iii) 71,429 shares of Common Stock issuable upon conversion of Convertible Debentures held by the stockholder.

(3) Includes (i) 2,445 shares of Common Stock owned by Oak VI, (ii) warrants to purchase 24,820 shares of Common Stock owned by the stockholder and warrants to purchase 580 shares of Common Stock owned by Oak VI and (iii) 71,429 shares of Common Stock issuable upon conversion of Convertible Debentures held by the stockholder.

(4) Includes (i) 107,145 shares of Common Stock reserved for issuance upon exercise of presently exercisable stock options, (ii) warrants to purchase 62,895 shares of Common Stock and (iii) 71,429 shares of Common Stock issuable upon conversion of Convertible Debentures held by the stockholder. Dr. Nagpal's shares are held in two trusts for his children, the Prianker Nagpal Family Trust and the Zubin Nagpal Family Trust. Dr. Nagpal is the grantor of each trust and Dr. Nagpal's wife is the sole trustee of each trust.


(5) Consists of 100,000 shares of Common Stock reserved for issuance upon exercise of presently exercisable options.

(6) Consists of 17,855 shares of Common Stock reserved for issuance upon exercise of presently exercisable options.

(7) Consists of 10,020 shares of Common Stock issued pursuant to a Management Services Agreement.

(8) Includes warrants to purchase 5,355 shares of Common Stock and presently exercisable options to purchase 35,714 shares of Common Stock owned by the stockholder.

(9) Ms. Lamont, a director of the Company, is a managing member of each of the general partner of Oak Investment and Oak VI. As such, Ms. Lamont may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act), in an indeterminate portion of the shares beneficially owned by Oak Investment and Oak VI. All of the shares indicated as owned by Ms. Lamont are owned beneficially by Oak Investment and Oak VI and are included because of the affiliation of Ms. Lamont with each of the partnerships. Ms. Lamont disclaims beneficial ownership of these shares to the extent permitted under Rule 13d-3 under the Exchange Act.

(10) Mr. Lothrop, a director of the Company, is a General Partner of Delphi Ventures. As such, Mr. Lothrop may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act), in an indeterminate portion of the shares beneficially owned by Delphi Ventures and Delphi BioInvestments. All of the shares indicated as owned by Mr. Lothrop are owned beneficially by Delphi Ventures and Delphi BioInvestments and are included because of the affiliation of Mr. Lothrop with each of the partnerships. Mr. Lothrop disclaims beneficial ownership of these shares to the extent permitted under Rule 13d-3 under the Exchange Act.

(11) Includes beneficial ownership of an aggregate of 2,734,158 shares of Common Stock and warrants to purchase Common Stock attributable to the affiliation of Ms. Lamont and Mr. Lothrop with the entities described in footnotes (9) and (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with its initial capitalization, the Company sold shares of Common Stock and Series A Convertible Preferred Stock (the 'Series A Preferred Stock') to each of the following persons and entities at a per share purchase price of $0.014 and $1.00, respectively: (a) Oak Partners purchased 104,700 and 325,733 shares of Common Stock and Series A Preferred Stock, respectively; (b) Oak VI purchased 2,445 and 7,600 shares of Common Stock and Series A Preferred Stock, respectively; (c) Delphi Ventures purchased 105,250 and 327,438 shares of Common Stock and Series A Preferred Stock, respectively; (d) Delphi BioInvestments III, L.P. ('Delphi BioInvestments') purchased 1,895 and 5,895 shares of Common Stock and Series A Preferred Stock, respectively; (e) Dr. Nagpal purchased 607,145 and 333,333 shares of Common Stock and Series A Preferred Stock, respectively and (f) Scheer & Co. purchased 17,855 shares of Common Stock. Upon consummation of the Company's Offering, each outstanding share of Series A Preferred Stock automatically converted into .7143 shares of Common Stock.

     During the period beginning November 1996 and ending in March 1997, the Company raised additional working capital funds by issuing additional shares of preferred stock. On November 12, 1996, the Company issued an aggregate of 2,000,001 shares of Series B Convertible Preferred Stock, $0.01 par value (the 'Series B Preferred Stock'), to the following persons and entities in the following amounts: Oak Partners, 651,467 shares; Oak VI, 15,200 shares; Delphi Ventures, 654,877 shares; Delphi BioInvestments, 11,790 shares; and Dr. Nagpal, 666,667 shares. The investors paid an aggregate purchase price of $6,000,003 for the Series B Preferred Stock. Upon consummation of the Offering, each outstanding share of Series B Preferred Stock automatically converted into .7143 shares of Common Stock. An additional $764,997 was raised by the Company from the issuance of an aggregate of 254,999 shares of Series C Convertible Preferred Stock, $0.01 par value (the 'Series C Preferred Stock'), on January 22, 1997 and March 12, 1997 to certain of the SCOI physicians (including Dr. Fox, one of the Company's directors), key employees and legal counsel of SCOI, an employee of the Company, CGJR Health Care Private Equities, L.P., CGJR II, L.P. and CGJR/MF III, L.P. Upon consummation of the Offering, each outstanding share of Series C Preferred Stock automatically converted into .7143 shares of Common Stock. On January 14, 1997, the Company obtained short-term loans in the aggregate amount of $999,999 from Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI and Dr. Nagpal. In connection with such loans, the Company issued warrants to the lenders to purchase an aggregate of 23,810 shares of Common Stock, which warrants may be exercised at any time, in whole or in part, prior to January 14, 2002 at an exercise price of $4.20 per share. The Company borrowed an additional $866,667 (of which $130,000 has been repaid) from Dr. Nagpal on January 10, 1997 and January 14, 1997. Each of the foregoing loans bears interest at 14% per annum. On June 19, 1997, pursuant to a letter agreement, the Company issued an aggregate of 188,072 shares of Series D Convertible Preferred Stock, $0.01 par value (the 'Series D Preferred Stock'), to Oak VI, Oak Partners, Delphi Ventures, Delphi BioInvestments, and Dr. Nagpal in exchange for the cancellation of promissory notes in the aggregate principal amount of $999,999, plus accrued interest, previously issued by the Company to secure loans made by such investors to the Company. Upon consummation of the Offering, each outstanding share of Series D Preferred Stock automatically converted into
 .7143 shares of Common Stock.

     On June 19, 1997, pursuant to a letter agreement, the Company issued an aggregate of 533,335 shares of Series E Convertible Preferred Stock, $0.01 par value (the 'Series E Preferred Stock'), to Oak VI, Oak Partners, Delphi Ventures, Delphi BioInvestments, Dr. Nagpal, CGJR Health Care, CGJR II, and CGJR/MF. The investors paid an aggregate purchase price of $3,200,010 for the Series E Preferred Stock. Upon consummation of the Offering, each outstanding share of Series E Preferred Stock automatically converted into .7143 shares of Common Stock.

     From March 1997 to November 1997, the Company entered into the HCFP Loan Agreements with HCFP Funding. Each of the HCFP Loan Agreements is in the nature of a revolving line of credit, with each such loan to be made against a borrowing base equal to 85% of the qualified accounts receivable generated by the subject Practice. Each HCFP Loan had an initial term of two years, subject to renewals of one-year periods upon the mutual agreement of the parties, and bears interest at the Base Rate (defined as 1.75% above the prime rate designated by Fleet National Bank of Connecticut, N.A.), subject to increase upon the occurrence of an event of default. In addition, upon the occurrence and during the continuance of an event of default, the Company is prohibited from declaring or paying cash dividends on its Common Stock. As security for repayment of the HCFP Loans, the Company granted HCFP Funding a first priority lien and security interest in its accounts receivable.

     On June 30, 1997, the Company issued a secured term note in the aggregate principal amount of $3,250,000 to HCFP Funding (the 'June HCFP Note'), which bears interest at the Base Rate (defined as the prime rate designated by Fleet National Bank of Connecticut plus 3.5%) (the 'Fleet Base Rate'), subject to increase upon the occurrence of an event of default, with interest payable on the last business day of each month for the first six months commencing July 31, 1997 through December 31, 1997. Commencing on January 31, 1998, the Company is required to make 36 equal monthly installments of principal, plus accrued interest at the Base Rate. The June HCFP Note is secured by a lien on substantially all of the assets of the Company and $1.5 million of the Company's obligations under the June HCFP Note are guaranteed by Dr. Nagpal, Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Oak Investment Partners VI, L.P. and Oak VI Affiliates Fund, L.P. In connection with such guarantees, the Company issued warrants to purchase an aggregate of 9,525 shares of Common Stock to such guarantors. In connection with the HCFP Note, the Company issued warrants to purchase 28,570 shares (subject to increase) of Common Stock to HCFP Funding at an exercise price of $0.01 per share. The warrants contain put rights which give the holder the right to receive payment, based on a minimum put price of $14.00 per share, for the value of such warrants at January 15, 1998.

     Pursuant to a Stock Purchase Agreement dated as of July 31, 1997, the Company issued 166,667 shares of Series E Preferred Stock to HIS Ventures, LLC for an aggregate purchase price of $1,000,000. Upon the consummation of the Offering, each outstanding share of Series E Preferred Stock automatically converted into .7143 shares of Common Stock.

     On August 1, 1997, the Company entered into the Comdisco Loan Agreement pursuant to which Comdisco made the Comdisco Loan to the Company in the principal amount of $5,000,000. The Comdisco Loan Agreement was subsequently amended on November 14, 1997, to increase the amount of the Comdisco Loan to an aggregate of $6,000,000. To secure its obligations to Comdisco under the Comdisco Loan Agreement, the Company granted to Comdisco a secured lien on all of the Company's tangible and intangible personal property. The Comdisco Loan and the liens granted to Comdisco (the 'Comdisco Liens') are subordinated in all respects to the current and future indebtedness of the Company owing to HCFP Funding. The Comdisco Liens rank pari passu with the liens granted to Cedar. The Comdisco Loan initially bears interest at 15% per annum. The Comdisco Loan may be prepaid, in whole or in part, at any time, by the Company without penalty or premium. Within 45 days of the effective date of the Offering, the Company is obligated to prepay the Comdisco Loan in full. The Comdisco Loan matures December 31, 2000. The Comdisco Loan Agreement prohibits the Company from making or declaring any cash dividends or making any distributions of any class of capital stock of the Company, except pursuant to an employee repurchase plan or with the consent of Comdisco. Further, in connection with the Comdisco Loan, the Company issued to Comdisco warrants to purchase up to 150,000 shares of the Company's Series E Preferred Stock at a price per share equal to $6.00; provided, however, that because an initial public offering of the Company's capital stock was not consummated on or prior to December 31, 1997, the number of shares of Series E Preferred Stock issuable upon exercise of the warrant increased to 160,000. Upon the completion of the Offering, such warrant became exercisable for 114,286 shares of Common Stock. In addition, pursuant to a Stock Purchase Agreement dated as of August 18, 1997, the Company issued 41,667 shares of Series E Preferred Stock to Comdisco for an aggregate purchase price of $250,000. Upon the consummation of the Offering, each outstanding share of Series E Preferred Stock automatically converted into .7143 shares of Common Stock.

     On August 1, 1997, the Company entered into an agreement (the 'Master Lease Agreement') with Comdisco pursuant to which Comdisco agreed to purchase and lease certain equipment to the Company on the terms and conditions contained in the Master Lease Agreement. In connection with the Master Lease Agreement, the Company issued to Comdisco a warrant to purchase up to 5,000 shares of the Company's Series E Preferred Stock at a price per share equal to $6.00. In November 1997, the Master Lease Agreement was increased and an additional 10,000 warrants were issued for the purchase of Series E Preferred Stock at a price per share equal to $6.00. Upon the completion of the Offering, such warrants became exercisable for 10,714 shares of Common Stock.

     On August 22, 1997, the Company entered into the Cedar Loan Agreement with Galtney Corporate Services, Inc. which subsequently assigned to Cedar the loan in the principal amount of $1,500,000. To secure its obligations under the Cedar Loan Agreement, the Company granted to Cedar a secured lien on all of the Company's tangible and intangible personal property. The Cedar Loan and the liens granted to Cedar ('Cedar Liens') are subordinated in all respects to the current and future indebtedness of the Company owing to HCFP Funding. The Cedar Liens rank pari passu with the liens granted to Comdisco. The Cedar Loan bears interest at 15% per annum. The Cedar Loan may be prepaid, in whole or in part, at any time, by the Company without penalty or premium. Within 45 days of the effective date of the Offering of the capital stock of the Company, the Company is obligated to prepay the Cedar Loan in full. The Cedar Loan matures December 31, 2000. The Cedar Loan Agreement prohibits the Company from making or declaring any cash dividends or making any distributions of any class of capital stock of the Company, except pursuant to an employee dividends repurchase plan or with the consent of Cedar. Pursuant to the terms of the Cedar Loan Agreement, the outstanding amount of the Cedar Loan is convertible into shares of Preferred Stock of the Company at the option of Cedar after the Company completes a sale and issuance of any shares of its Preferred Stock in connection with an equity financing (an 'Equity Financing') at any time after the earlier to occur of (i) a payment default under the Cedar Loan Agreement or (ii) the failure of the Company to consummate an initial public offering of its capital stock prior to December 31, 1997. Further, in connection with the Cedar Loan, the Company issued to Cedar a warrant to purchase up to 37,500 shares of the Company's Series E Preferred Stock at a price per share equal to $6.00; provided, however, that because an initial public offering of the Company's capital stock was not consummated on or prior to December 31, 1997, the number of shares of Series E Preferred Stock issuable upon exercise of the warrant increased to 40,000. Upon the completion of the Offering, such warrant became exercisable for 28,571 shares of Common Stock.

     On September 9, 1997, the Company issued and sold $4,000,000 in aggregate principal amount of the Convertible Debentures pursuant to the Debenture Purchase Agreement. The Convertible Debentures were purchased by Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI and Health Care Services-BMJ, LLC and H&Q Serv*is Ventures, L.P., affiliates of Hambrecht & Quist, LLC. Pursuant to the terms of the Debenture Purchase Agreement, the Convertible Debentures are subordinated in right of payment to all indebtedness owing by the Company to HCFP Funding, the Comdisco Loan and the Galtney Loan. The Convertible Debentures bear interest at 6% per annum and are payable semi-annually. The unpaid principal amount of the Convertible Debentures is due on August 31, 2000.

     Except in very limited instances, the Company may not prepay the Convertible Debentures prior to September 9, 1999. The Convertible Debentures are subject to prepayment at the option of the holders of the Convertible Debentures upon the consummation of (i) a sale of all or substantially all of the assets of the Company; (ii) a sale or transfer of all or a majority of the outstanding Common Stock of the Company in any one transaction or series of related transactions; or (iii) a merger or consolidation of the Company with or into another entity. The Convertible Debentures are convertible at any time at the option of the holders thereof into shares of Common Stock at a conversion price equal to $10.08 per share. Pursuant to the terms of the Debenture Purchase Agreement, the holders of the Convertible Debentures have rights of first offer on future issuances of capital stock of the Company or other securities convertible into capital stock of the Company. The Debenture Purchase Agreement places limitations on indebtedness and liens and prohibits the payment of dividends. The Company expects the Convertible Debentures to be converted in early 1998.

     On October 14, 1997, the Company issued a secured term note in the principal amount of $2,500,000 to HCFP Funding (the 'October HCFP Note'), which bears interest at the Fleet Base Rate, subject to increase upon the occurrence of an event of default, with interest payable on the last business day of each quarter through December 31, 1998. The entire principal sum is due and payable on January 1, 1999. Pursuant to the terms of the October HCFP Note, the Company is also obligated to pay a fee in the amount of $300,000 to HCFP Funding on the maturity date. The October HCFP Note is secured by a lien on substantially all of the assets of the Company.

     On October 15, 1997, the Company issued promissory notes (the 'October Notes') in the aggregate principal amount of $3,375,000 to Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak IV and Dr. Fox (collectively, the 'October Note Holders'). The October Notes bear interest at the Fleet Base Rate, subject to increase upon the occurrence of an event of default. The entire principal sum is due and payable on January 1, 1999. In connection with the October Notes, the Company issued warrants to purchase 48,215 shares of Common Stock to the October Note Holders. The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.01 per share and expire on October 15, 2002. The warrants contain customary antidilution provisions.

     On November 21, 1997, the Company issued warrants to purchase 23,214 shares of Common Stock to Dr. Nagpal at an exercise price of $0.01 per share.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from Dr. Nagpal in the amount of $1.0 million to repay certain of the Physician Notes. In connection with this loan, the Company issued warrants to Dr. Nagpal to purchase 14,286 shares of Common Stock at an exercise price of $0.01 per share. The demand note bears interest at 8% per annum.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K:

     1. Financial Statements:

     A list of the Consolidated Financial Statements, related notes and Report of Independent Certified Public Accountants is set forth in Item 8 of this report on Form 10-K.

     2. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable or the requested information is shown in the Consolidated Financial Statements or related notes.

     3. Index to Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Amended and Restated Certificate of Incorporation of the Registrant.

  3.2     --   By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

  4.1     --   Bone, Muscle and Joint, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to
               BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.1     --   Stock Purchase Agreement dated as of May 6, 1996 among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures and Delphi BioInvestments. Incorporated by reference to Exhibit 10.1 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.2     --   Stock Purchase Agreement dated November 12, 1996 among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures, and Delphi BioInvestments. Incorporated by reference to Exhibit 10.2 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.3     --   Stock Purchase Agreement dated January 29, 1997 among the Company, certain physicians affiliated with
               SCOI, Glenn Cozen and the Saphier and Heller Law Corporation Retirement Trust. Incorporated by
               reference to Exhibit 10.3 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.4     --   Stock Purchase Agreement dated March 12, 1997, among the Company, Andrea Seratte, CGJR Health Care,
               CGJR II and CGJR/MF. Incorporated by reference to Exhibit 10.4 to BMJ's Registration Statement on
               Form S-1 (File No. 333-35759).

 10.5     --   Stock Purchase Agreement dated June 19, 1997, among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures, Delphi BioInvestments, CGJR Health Care, CGJR II and CGJR/MF. Incorporated by
               reference to Exhibit 10.5 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.6     --   Stock Purchase Agreement dated July 31, 1997, between the Company and HIS Ventures, LLC. Incorporated by reference to Exhibit 10.6 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.7     --   Stock Purchase Agreement dated August 18, 1997, between the Company and Comdisco. Incorporated by reference to Exhibit 10.7 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.8     --   Second Term Note dated June 30, 1997, issued by the Company to HCFP Funding. Incorporated by reference to Exhibit 10.8 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.9     --   Form of Loan and Security Agreement dated March 28, 1997, between the Company and HCFP Funding.
               Incorporated by reference to Exhibit 10.9 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.10    --   Subordinated Loan and Security Agreement dated as of August 1, 1997, as amended, between the Company and Comdisco. Incorporated by reference to Exhibit 10.10 to BMJ's Registration Statement on Form S-1
               (File No. 333-35759).


 10.11    --   Master Lease Agreement dated August 1, 1997 between Comdisco and the Company. Incorporated by reference to Exhibit 10.11 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.12    --   Subordinated Loan and Security Agreement dated as of August 22, 1997 between the Company and Galtney.
               Incorporated by reference to Exhibit 10.12 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.13    --   Convertible Debenture Purchase Agreement dated as of September 9, 1997 among the Company, Dr. Nagpal,
               Delphi Ventures, Delphi BioInvestments, Oak VI, Oak Partners, Health Care Services--BMJ, LLC and HGQ
               Serv*is Ventures, L.P. Incorporated by reference to Exhibit 10.13 to BMJ's Registration Statement on
               Form S-1 (File No. 333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.14    --   8% Promissory Note in the aggregate principal amount of $700,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.14 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.15    --   8% Promissory Note in the aggregate principal amount of $167,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.15 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.16    --   Second Amended and Restated Stockholders Agreement, dated as of November 22, 1996, among the Company,
               Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI, Scheer and the stockholders named therein. Incorporated by reference to Exhibit 10.16 to BMJ's Registration Statement on Form S-1
               (File No. 333-35759).

 10.17    --   Employment Agreement between the Company and Dr. Nagpal, dated May 6, 1996. Incorporated by reference to Exhibit 10.17 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.18    --   Amended and Restated Management Services Agreement, effective as of July 1, 1997, among the Company,
               LVBMJ and certain physicians affiliated with LVBMJ. Incorporated by reference to Exhibit 10.18 to
               BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.19    --   Asset Purchase Agreement, effective as of July 1, 1997, between the Company and OAB. Incorporated by reference to Exhibit 10.19 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.20    --   Amended and Restated Restricted Stock Agreement, dated as of September 9, 1997, among the Company,
               LVBMJ and certain physicians affiliated with LVBMJ. Incorporated by reference to Exhibit 10.20 to
               BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.21    --   Management Services Agreement, effective as of November 1, 1996, as amended, between the Company and
               STSC. Incorporated by reference to Exhibit 10.21 to BMJ's Registration Statement on Form S-1 (File
               No. 333-35759).


 10.22    --   Asset Purchase Agreement, dated as of November 1, 1996, between the Company and STSC. Incorporated by reference to Exhibit 10.22 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.23    --   Restricted Stock Agreement, dated as of December 23, 1996, between the Company, STSC and certain physicians affiliated with STSC. Incorporated by reference to Exhibit 10.23 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.24    --   Stockholder Non-Competition Agreement, dated as of December 23, 1996, among the Company, STSC and the
               STSC physicians. Incorporated by reference to Exhibit 10.24 to BMJ's Registration Statement on Form
               S-1 (File No. 333-35759).

 10.25    --   Management Services Agreement, effective as of April 1, 1997, as amended, among the Company, Tri-City and the indemnifying persons identified therein. Incorporated by reference to Exhibit 10.25 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.26    --   Asset Purchase Agreement, dated as of April 1, 1997, between the Company and Tri-City. Incorporated by reference to Exhibit 10.26 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.27    --   Restricted Stock Agreement, dated as of April 1, 1997, as amended, among the Company, Tri-City and certain physicians affiliated with Tri-City. Incorporated by reference to Exhibit 10.27 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.28    --   Stockholder Non-Competition Agreement, dated as of April 1, 1997, among the Company, Tri-City and certain physicians affiliated with Tri-City. Incorporated by reference to Exhibit 10.28 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759). Incorporated by reference to Exhibit

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.29    --   to BMJ's Registration Statement on Form S-1 (File No. 333-35759). 10.29 Management Services
               Agreement, effective as of November 1, 1996, as amended, between the Company and SCOI. Incorporated by reference to Exhibit 10.29 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.30    --   Asset Purchase Agreement, effective as of November 1, 1996, between the Company and SCOI.
               Incorporated by reference to Exhibit 10.30 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.31    --   Restricted Stock Agreement, effective as of November 1, 1996, as amended, among the Company, SCOI, certain physicians affiliated with SCOI, Delphi Ventures, Delphi BioInvestments, Oak VI and Oak
               Partners. Incorporated by reference to Exhibit 10.31 to BMJ's Registration Statement on Form S-1
               (File No. 333-35759).

 10.32    --   Stockholder Non-Competition Agreement, effective November 1, 1996, among the Company, SCOI and certain physicians affiliated with SCOI. Incorporated by reference to Exhibit 10.32 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).


 10.33    --   Management Services Agreement, effective April 1, 1997, as amended, among the Company, LOS and certain physicians affiliated with LOS. Incorporated by reference to Exhibit 10.33 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.34    --   Asset Purchase Agreement, effective as of April 1, 1997, between the Company and LOS. Incorporated by reference to Exhibit 10.34 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.35    --   Restricted Stock Agreement, dated as of May 6, 1997, as amended, among the Company, LOS and certain physicians affiliated with LOS. Incorporated by reference to Exhibit 10.35 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.36    --   Stockholder Non-Competition Agreement effective as of April 1, 1997, among the Company, LOS and certain physicians affiliated with LOS. Incorporated by reference to Exhibit 10.36 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.37    --   Management Services Agreement, effective as of July 1, 1997, as amended, among the Company, Sun
               Valley and the indemnifying persons thereto. Incorporated by reference to Exhibit 10.37 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.38    --   Asset Purchase Agreement, effective as of July 1, 1997, between the Company and Sun Valley.
               Incorporated by reference to Exhibit 10.38 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.39    --   Restricted Stock Agreement, dated as of July 1, 1997, among the Company, Sun Valley and certain physicians affiliated with Sun Valley. Incorporated by reference to Exhibit 10.39 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.40    --   Stockholder Non-Competition Agreement, dated as of July 1, 1997, among the Company, Sun Valley and certain physicians affiliated with Sun Valley. Incorporated by reference to Exhibit 10.40 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

 10.41    --   Management Services Agreement, effective as of June 1, 1997, as amended, among the Company, Gold
               Coast and the physicians affiliated with Gold Coast. Incorporated by reference to Exhibit 10.41 to
               BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.42    --   Asset Purchase Agreement, effective as of June 1, 1997, as amended, between the Company and Gold
               Coast. Incorporated by reference to Exhibit 10.42 to BMJ's Registration Statement on Form S-1 (File
               No. 333-35759).

 10.43    --   Restricted Stock Agreement, effective June 1, 1997, as amended, among the Company and certain physicians affiliated with Gold Coast. Incorporated by reference to Exhibit 10.43 to BMJ's
               Registration Statement on Form S-1 (File No. 333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------

 10.44    --   Stockholder Non-Competition Agreement, dated August 8, 1997, among the Company and certain physicians affiliated with Gold Coast. Incorporated by reference to Exhibit 10.44 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.45    --   Amendatory Agreement dated as of July 3, 1997, between the Company and Gold Coast. Incorporated by reference to Exhibit 10.45 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.46    --   Note Purchase Agreement dated as of October 15, 1997, among the Company, Dr. Nagpal, Dr. Fox, Delphi
               Ventures, Delphi Bio Investments, Oak Partners and Oak VI. Incorporated by reference to Exhibit 10.46 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.47    --   Management Services Agreement, effective as of September 1, 1997, between the Company and OSA.
               Incorporated by reference to Exhibit 10.47 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.48    --   Asset Purchase Agreement, effective as of September 1, 1997, between the Company and OSA.
               Incorporated by reference to Exhibit 10.48 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.49    --   Restricted Stock Agreement, dated as of October 16, 1997, among the Company, OSA and certain physicians affiliated with OSA. Incorporated by reference to Exhibit 10.49 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.50    --   Stockholder Non-Competition Agreement dated as of October 16, 1997, among the Company and certain physicians affiliated with OSA. Incorporated by reference to Exhibit 10.50 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.51    --   Management Services Agreement, effective as of September 1, 1997, as amended, between the Company and
               BIOS. Incorporated by reference to Exhibit 10.51 to BMJ's Registration Statement on Form S-1 (File
               No. 333-35759).

 10.52    --   Asset Purchase Agreement, effective as of September 1, 1997, between the Company and BIOS.
               Incorporated by reference to Exhibit 10.52 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.53    --   Restricted Stock Agreement dated as of October 31, 1997, among the Company, BIOS and certain physicians affiliated with BIOS. Incorporated by reference to Exhibit 10.53 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.54    --   Stockholder Non-Competition Agreement dated as of October 31, 1997, among the Company and certain physicians affiliated with BIOS. Incorporated by reference to Exhibit 10.54 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.55    --   Management Services Agreement effective as of September 1, 1997, between the Company and LOAS.
               Incorporated by reference to Exhibit 10.55 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.56    --   Asset Purchase Agreements effective as of September 1, 1997, between the Company and certain affiliates of LOAS. Incorporated by reference to Exhibit 10.56 to BMJ's Registration Statement on
               Form S-1 (File No. 333-35759).

 10.57    --   Restricted Stock Agreement dated as of October 28, 1997, among the Company, LOAS and certain physicians affiliated with LOAS. Incorporated by reference to Exhibit 10.57 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).


 10.58    --   Form of Amended and Restated Practice Management Services Agreement dated as of September 26, 1997, among the Company and certain physicians affiliated with Orthopedic Management Network, Inc.
               Incorporated by reference to Exhibit 10.58 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.59    --   Restricted Stock Agreement dated as of September 26, 1997, among the Company and certain physicians affiliated with Orthopedic Management Network, Inc. Incorporated by reference to Exhibit 10.59 to
               BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.60    --   Agreement and Plan of Reorganization and Merger dated as of October 6, 1997, among the Company, OMNI
               Acquisition Corporation, Orthopedic Management Network, Inc. and the shareholders' representative named therein. Incorporated by reference to Exhibit 10.60 to BMJ's Registration Statement on Form S-1
               (File No. 333-35759).

 10.61    --   Tri-Party Agreement dated as of December 31, 1996, between the Company and SCOI. Incorporated by reference to Exhibit 10.61 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.62    --   Management Services Agreement effective as of September 1, 1997, among the Company, VSI and VSAS.
               Incorporated by reference to Exhibit 10.62 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.63    --   Asset Purchase Agreement effective as of October 3, 1997, between the Company and VSI. Incorporated by reference to Exhibit 10.63 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.64    --   Restricted Stock Agreement dated as of October 3, 1997, among the Company, VSI and certain affiliated with VSI. Incorporated by reference to Exhibit 10.64 to BMJ's Registration Statement on Form S-1
               (File No. 333-35759).

 10.65    --   Stockholder Non-Competition Agreement dated as of October 3, 1997, among the Company and certain physicians affiliated with VSAS. Incorporated by reference to Exhibit 10.65 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 10.66    --   Stock Purchase Agreement dated as of August 3, 1997, among the Company, VSI and the stockholders listed therein. Incorporated by reference to Exhibit 10.66 to BMJ's Registration Statement on Form
               S-1 (File No. 333-35759).

 10.67    --   Registration Rights Agreement dated as of August 1, 1997, among the Company, Comdisco and Galtney.
               Incorporated by reference to Exhibit 10.67 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.68    --   Registration Rights Agreement dated as of September 9, 1997, among the Company, Health Care
               Services-BMJ, LLC and H&Q Serv*is Ventures L.P. Incorporated by reference to Exhibit 10.68 to BMJ's

               Registration Statement on Form S-1 (File No. 333-35759).

 10.69    --   Registration Rights Agreement dated as of September 15, 1997, between the Company and Healthcare
               Financial Partners, Inc. Incorporated by reference to Exhibit 10.69 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.70    --   Third Amended and Restate Registration Rights Agreement dated as of September 30, 1997, among the
               Company, Dr. Nagpal, Delphi Ventures III, L.P., Delphi Bioinvestments III, L.P., Oak Investment
               Partners VI, Limited Partnership, Oak VI Affiliated Fund, Limited Partnership, L.P., CGJR Health Care
               Services Private Equities, L.P., CGJR II, L.P., CGJR/MF III, L.P. and HIS Ventures, LLC. Incorporated
               by reference to Exhibit 10.70 to BMJ's Registration Statement on Form S-1 (File No. 333-35759).

 10.71    --   Management Services Agreement effective as of November 1, 1997, between the Company and NJOA.
               Incorporated by reference to Exhibit 10.71 to BMJ's Registration Statement on Form S-1 (File No.
               333-35759).

 10.72    --   Asset Purchase Agreement effective November 1, 1997, between the Company and Orthopedic Associates of
               New Jersey, an affiliate of NJOA. Incorporated by reference to Exhibit 10.72 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.73    --   Restricted Stock Agreement dated as of November 26, 1997, between the Company and certain physicians affiliated with NJOA. Incorporated by reference to Exhibit 10.73 to BMJ's Registration Statement on
               Form S-1 (File No. 333-35759).

 10.74    --   Stockholder Non-Competition Agreement dated as of November 26, 1997, among the Company and certain physicians affiliated with NJOA. Incorporated by reference to Exhibit 10.74 to BMJ's Registration
               Statement on Form S-1 (File No. 333-35759).

 21       --   List of Subsidiaries. Incorporated by reference to Exhibit 21 to BMJ's Registration Statement on Form
               S-1 (File No. 333-3579).

 27       --   Financial Data Schedule.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BMJ MEDICAL MANAGEMENT, INC.

March 31, 1998                            By:     /s/ NARESH NAGPAL
                                             -----------------------------------
                                                      Naresh Nagpal
                                              President and Chief Executive
                                                Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THE 31ST DAY OF MARCH, 1998, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURE TITLE                                   TITLE
------------------------------------------  -------------------------------------------
         /s/ NARESH NAGPAL, M.D.            President, Chief Executive Officer and
------------------------------------------  Director (Principal Executive Officer)
           Naresh Nagpal, M.D.


            /s/ DAVID H. FATER              Executive Vice President, Chief
------------------------------------------  Financial Officer and Director (Principal
              David H. Fater                Financial and Accounting Officer)


             /s/ GEORGES DAOU               Director
------------------------------------------
               Georges Daou


      /s/ STEWART G. EIDELSON, M.D.         Director
------------------------------------------
        Stewart G. Eidelson, M.D.


            /s/ ANN H. LAMONT               Director
------------------------------------------
              Ann H. Lamont




          /s/ DONALD J. LOTHROP             Director
------------------------------------------
            Donald J. Lothrop


          /s/ JAMES M. FOX, M.D.            Director
------------------------------------------
            James M. Fox, M.D.

                                       73