Form 10-KT
period 1998-03-31
BMJ MEDICAL MANAGEMENT INC
filed 1998-07-13
CIK 1036296

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

           (MARK ONE)

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998
                        COMMISSION FILE NUMBER 001-13785
                          BMJ MEDICAL MANAGEMENT, INC.
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 65-0676079
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)
               4800 NORTH FEDERAL HIGHWAY
                       SUITE 101E
                  BOCA RATON, FLORIDA                                              33431
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________
     The aggregate market value of the registrant's Common Stock, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price at June 22, 1998 was $60,353,946. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     Number of shares of Common Stock outstanding as of June 22, 1998:
17,672,135.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BMJ MEDICAL MANAGEMENT, INC.
                                   FORM 10-K
                     TRANSITION PERIOD ENDED MARCH 31, 1998
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                  PART I
Item 1.      BUSINESS......................................................................................     1
Item 2.      PROPERTIES....................................................................................    24
Item 3.      LEGAL PROCEEDINGS.............................................................................    24
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................    25
                                                  PART II
Item 5       MARKET FOR REGISTRANT'S EQUITY AND RELATED
               STOCKHOLDERS MATTERS........................................................................    26
Item 6.      SELECTED FINANCIAL INFORMATION................................................................    27
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    28
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    38
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................    39
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........    69
                                                 PART III
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................    69
Item 11.     EXECUTIVE COMPENSATION........................................................................    71
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................    73
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................    75
Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K....................................................................................    77

                           FORWARD-LOOKING STATEMENTS

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING STATEMENTS REGARDING THE ANTICIPATED DEVELOPMENT AND EXPANSION OF THE COMPANY'S BUSINESS, THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS, PRIMARILY WITH RESPECT TO THE FUTURE OPERATING PERFORMANCE OF THE COMPANY AND OTHER STATEMENTS CONTAINED HEREIN REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE 'FORWARD-LOOKING' STATEMENTS. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE POTENTIAL INABILITY TO OBTAIN FINANCING UPON TERMS AND CONDITIONS FAVORABLE TO THE COMPANY, THE POTENTIAL INABILITY TO AFFILIATE WITH PHYSICIAN PRACTICES, THE POTENTIAL TERMINATION OF CONTRACTUAL RELATIONSHIPS, THE POTENTIAL INABILITY OF THE COMPANY TO ESTABLISH ANCILLARY SERVICE FACILITIES, FLUCTUATIONS IN THE VOLUME OF PROCEDURES PERFORMED BY THE PRACTICES' PHYSICIANS, CHANGES IN THE REIMBURSEMENT RATES FOR THOSE SERVICES, UNCERTAINTY ABOUT THE ABILITY TO COLLECT THE APPROPRIATE FEES FOR SERVICES PROVIDED OR ORDERED BY THE PRACTICES' PHYSICIANS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     BMJ Medical Management, Inc., a Delaware corporation (together with its subsidiaries, the 'Company' or 'BMJ') is principally a physician practice management company (a 'PPM') that provides management services to physician practices that focus on musculoskeletal care, which involves the medical and surgical treatment of conditions relating to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the physician practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. The management services provided by the Company include physician practice and network development, marketing, payor contracting and financial, administrative and clinical information management. As of March 31, 1998, the Company had affiliated (the 'Affiliation Transactions') through management services agreements (the 'Management Services Agreements') with 27 practices (the 'Existing Practices' and, together with other practices with which the Company may affiliate in the future, the 'Practices') comprising 124 physicians practicing in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada and Texas and owned and operated one Independent Physician Association (the 'IPA') which provides services to enrollees of health care plans and other specified patient populations pursuant to agreements with health care plans (the 'IPA Provider Agents') with 46 physicians in Arizona.

AFFILIATION TRANSACTIONS

     In July 1996, the Company affiliated with its first Practice, Lehigh Valley Bone, Muscle and Joint Group, LLC ('LVBMJ'), comprising five physicians. In November 1996, the Company affiliated with South Texas Spinal Clinic, P.A. ('STSC') and Southern California Orthopedic Institute Medical Group ('SCOI'). The Company affiliated with Lauderdale Orthopedic Surgeons ('LOS') and Tri-City Orthopedic Surgery Medical Group, Inc. ('Tri-City') in April 1997, Fishman & Stashak, M.D.'s, P.A. (d/b/a Gold Coast Orthopaedics) ('Gold Coast') in June 1997 and Sun Valley Orthopedic Surgeons ('Sun Valley') in July 1997. In October 1997, the Company affiliated with Broward Institute of Orthopedic Specialties, P.A. ('BIOS') and Orthopedic Surgery Associates, P.A. ('OSA'). The Company has also facilitated the combination, where appropriate, of certain solo practices into existing larger practices. The Company also assists the Practices in recruiting new physicians into Existing Practices.

     The Company has divided the United States into the eastern, central and western regions and expects to further divide the eastern region into the southeast and the northeast regions in the near term. Set forth below is a description of certain of the Affiliation Transactions that the Company had entered into in each region as of March 31, 1998.

  Eastern Region

     Effective July 1, 1996, the Company entered into a Management Services Agreement with LVBMJ in Bethlehem, Pennsylvania. Under the terms of the initial Management Services Agreement between LVBMJ and the Company, the Company received a fee equal to 50% of the net collected revenues of LVBMJ and became responsible for all the clinic overhead expenses (medical support services). Effective July 1, 1997, the Company and LVBMJ entered into an amended and restated Management Services Agreement (the 'LVBMJ Management Services Agreement'). Under the terms of the LVBMJ Management Services Agreement, the Company is entitled to receive a fee equal to 10% of net collections received for professional services by the Practice net of refunds paid ('Collections') plus reimbursement of clinic overhead expenses and 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. As consideration to LVBMJ for entering into the LVBMJ Management Services Agreement, the Company issued an aggregate of 370,023 shares of Common Stock, options to purchase an aggregate of 21,429 shares of Common Stock and additional consideration of $320,000 to the physician owners of LVBMJ. Based on the Practice's actual Collections for the twelve month period ended March 1998, the Company expects to issue approximately 120,000 shares of Common Stock to the Practice as additional consideration for the LVBMJ Management Services Agreement.

     Effective April 1, 1997, the Company entered into a Management Services Agreement (the 'LOS Management Services Agreement') with LOS located in Ft. Lauderdale, Florida. As consideration to LOS for entering into the agreement, the Company issued an aggregate of 329,259 shares of its Common Stock and paid additional consideration of $512,514 to the LOS physicians. Under the terms of the LOS Management Services Agreement, the Company is entitled to receive a fee equal to (i) the aggregate of (A) 20% of net operating income (as defined in the LOS Management Services Agreement) of the Practice plus reimbursement of clinical overhead expenses, plus (B) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first seven years of the term of the LOS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $400,000. The Company also purchased certain assets from LOS, including the assumption of two leases, for an aggregate purchase price of approximately $2.3 million (subject to adjustment based upon the Company's actual collection of the purchased accounts receivable).

     Effective June 1, 1997, the Company entered into a Management Services Agreement (the 'Gold Coast Management Services Agreement') with Gold Coast located in West Palm Beach, Florida, pursuant to which the Company issued 179,010 shares of Common Stock to the physician owners of Gold Coast. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended August 1998. Under the terms of the Gold Coast Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 15% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first six years of the term of the Gold Coast Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $500,000. In connection with the Gold Coast Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of June 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from Gold Coast for an aggregate purchase price of approximately $3.0 million.

     Effective August 1, 1997, the Company entered into a Management Services Agreement (the 'BOS Management Services Agreement') with Broward Orthopedic Specialists, Inc. ('BOS') located in Ft. Lauderdale, Florida, pursuant to which the Company issued 446,977 shares of Common Stock to the physician owners of BOS. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended July 1998. Under the terms of the BOS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 15% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the BOS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $810,000. In connection with the BOS Affiliation Transaction, the Company also entered into Asset Purchase Agreements, effective as of August 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from BOS and the physician owners of BOS for an aggregate purchase price of approximately $4.2 million.

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

     In October 1997, the Company entered into a Management Services Agreement (the 'OSA Management Services Agreement') with OSA located in Boca Raton, Florida, pursuant to which the Company issued 44,364 shares of Common Stock to the physician owners of OSA. The Company may be required to issue more shares of Common Stock to OSA in 1998 and 1999 based on the Practice's actual Collections for the twelve months ended August 1998 and August 1999. Under the terms of the OSA Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 12.5% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the OSA Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $799,000. In connection with the OSA Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of September 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from OSA for an aggregate purchase price of approximately$6.8 million and issued 177,455 shares of Common Stock to the physician owners of OSA.

     In October 1997, the Company entered into a Management Services Agreement (the 'BIOS Management Services Agreement') with BIOS located in Hollywood, Florida. As consideration to BIOS for entering into the agreement, the Company issued an aggregate of 182,312 shares of its Common Stock and paid additional consideration of $24,000 to the BIOS physicians. The Company may be required to issue more shares of Common Stock to BIOS in 1998 based on BIOS's actual Collections for the twelve month period ended August 1998. Under the terms of the BIOS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 15% of net operating income (as defined in the BIOS Management Services Agreement) of the Practice plus reimbursement of clinical overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. The Company also purchased certain assets from BIOS for an aggregate purchase price of approximately $2.8 million.

     In September 1997, the Company entered into a Management Services Agreement (the 'LOAS Management Services Agreement') with Lighthouse Orthopedic Associates, P.A. ('LOAS') located in Lighthouse Point, Florida. As consideration to LOAS for entering into the agreement, the Company issued an aggregate of 37,837 shares of its Common Stock to the LOAS physicians. The Company may be required to issue more shares of Common Stock to the Practice in 1998 based on the Practice's actual Collections for the twelve month period ended August 1998. Under the terms of the LOAS Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 12.5% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first four years of the term of the LOAS Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $535,000. In connection with the LOAS Affiliation Transaction, the Company also entered into Asset Purchase Agreements, effective as of September 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from each of LOAS, certain affiliates of LOAS and each of the physicians of LOAS, for an aggregate purchase price of approximately $3.9 million and issued an aggregate of 156,383 shares of Common Stock to the physician owners of LOAS.

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

     Effective November 1, 1997, the Company entered into a Management Services Agreement (the 'New Jersey Management Services Agreement') with New Jersey Orthopedic Associates, P.A., a New Jersey professional association ('NJOA'), located in Freehold, New Jersey, pursuant to which the Company issued 67,859 shares of Common Stock and paid additional consideration of $411,680 to the physician owners of NJOA. Under the terms of the New Jersey Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Notwithstanding the foregoing, during the first five years of the term of the New Jersey Management Services Agreement, the Company is entitled to receive a guaranteed minimum annual management fee of $240,840. In connection with the NJOA Affiliation Transaction, the Company entered into an Asset Purchase Agreement, effective November 1, 1997, pursuant to which the Company purchased certain assets from Orthopedic Associates of New Jersey, an affiliate of NJOA, for a purchase price of $75,000. Additionally, NJOA and the Company entered into a Stockholders Noncompetition Agreement and the Company paid consideration of approximately $1.0 million to the physician owners of NJOA.

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

  Central Region

     The Company's initial Affiliation Transaction in the central region was with STSC. The Company entered into a Management Services Agreement with STSC, located in San Antonio, Texas, effective as of November 1, 1996, pursuant to which the Company issued 768,929 shares of Common Stock and deferred consideration of approximately $1.0 million. Pursuant to the STSC Management Services Agreement, the Company is entitled to receive a management fee equal to an aggregate of (i) 11 1/2% of Collections of the Practice (less certain lease payments) plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. The Company also entered into an asset purchase agreement with STSC, pursuant to which the Company agreed to purchase certain assets (including accounts receivable) and assume certain liabilities for a purchase price of (i) approximately $1.7 million (subject to adjustment based upon the Company's actual collection of the purchased accounts receivable), plus (ii) a future payment of $446,327.

  Other Central Region Affiliations

     Effective July 1, 1997, the Company entered into a Management Services Agreement with Eradio Arrendondo, M.D., P.A., located in San Antonio, Texas.

  Western Region

     Effective November 1, 1996, the Company entered into a Management Services Agreement (the 'SCOI Management Services Agreement') with SCOI, located in Van Nuys, California, and, in connection therewith, the Company issued 2,857,140 shares of Common Stock to the physician owners and certain key employees of SCOI. Under the SCOI Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 10% of the Collections of the Practice (if certain conditions are met) less certain equipment lease payments plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. Simultaneously with the execution and delivery of the SCOI Management Services Agreement and pursuant to an Asset Purchase Agreement, the Company acquired certain assets (including the outstanding accounts receivable), and assumed certain liabilities, of SCOI for an aggregate purchase price of approximately $5.9 million (which included approximately $4.4 million of value of accounts receivable purchased).

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

     The SCOI and COSI Management Services Agreements provided for the recalculation of the number of shares issued to the physicians in connection with the SCOI and COSI Affiliation Transactions, and such recalculations were completed in November 1997. As a result of such recalculation provisions, the Company issued approximately 887,000 additional shares of Common Stock to the SCOI physicians. The result of the recalculation was an increase in general and administrative expense of approximately $13.5 million in the three months ended December 31, 1997.

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

     Effective July 1, 1997, the Company entered into a Management Services Agreement (the 'Sun Valley Management Services Agreement') with Sun Valley Orthopedic Surgeons, an Arizona general partnership ('Sun Valley'), located in Sun City West, Arizona, pursuant to which the Company issued 112,719 shares of Common Stock to the physician owners of Sun Valley. The Sun Valley Management Services Agreement requires the Company to pay additional cash consideration to the physician owners of Sun Valley if the current market value of the Company's Common Stock is not at least equal to a specified price on the first anniversary of such agreement. Under the terms of the Sun Valley Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of
(i) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with the Sun Valley Affiliation Transaction, the Company also entered into an Asset Purchase Agreement, effective as of July 1, 1997, pursuant to which the Company purchased certain assets (including accounts receivable) from Sun Valley for an aggregate purchase price of $355,750.

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

  Other Western Region Affiliations

     Effective June 1, 1997 in order to enhance the Company's presence in the Los Angeles market area, the Company entered into separate Management Services Agreements with H. Leon Brooks, M.D. and Clive Segil, M.D., both located in Los Angeles, California. In addition, effective July 1, 1997, in order to establish a presence in the Lake Tahoe area, the Company entered into separate Management Services Agreements with R.C. Watson, M.D., Inc., Swanson Orthopedic Medical Corporation and Lake Tahoe Sports Medicine Center, all located in South Lake Tahoe, California. In addition, effective July 1, 1997, the Company entered into a Management Services Agreement with Robert O. Wilson, M.D. located in Sun City West, Arizona. Effective July 1, 1997 the Company entered into a Management Services Agreement with John Zimmerman, M.D. located in Bakersfield, California. Under the terms of each of these Management Services Agreements, the Company is entitled to receive a fee equal to the aggregate of (ii) 10% of the Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power.

     In October 1997, the Company acquired its IPA, Orthopedic Management Network, Inc., an Arizona corporation, in exchange for $63,000 in cash, the assumption of approximately $1.0 million in accounts payable and accrued liabilities and the issuance of 20,370 shares of Common Stock.

     Effective March 1998, the Company entered into a Management Services Agreement (the 'Lucas Management Services Agreement') with Rene Lucas, M.D., located in Sun City West, Arizona, pursuant to which the Company issued 19,403 shares of Common Stock and paid additional cash consideration of $102,824 to Dr. Lucas for a total aggregate purchase price of approximately $280,000. Under the terms of the Lucas Management Services Agreement, the Company is entitled to receive a fee equal to the aggregate of (i) 10% of Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with the Lucas Management Services Agreement, the Company entered into an Asset Purchase Agreement, effective January 1998, pursuant to which the Company purchased certain assets (including accounts receivable) from Dr. Lucas.

     Effective March 1, 1998, the Company acquired the assets of Stateline Medical Center, LLP ('Stateline') located in Stateline and Zephyr Cove, Nevada, for an aggregate purchase price of approximately $1.2 million. In connection with this transaction, the Company entered into a Management Services Agreement (the 'Stateline Management Services Agreement') with Lake Tahoe Orthopaedic Institute, a Watson-Swanson Professional Corporation, pursuant to which the Company is entitled to receive a fee equal to the net collections remaining after payment of certain costs.

RECENT DEVELOPMENTS--OTHER AFFILIATIONS

     Since March 31, 1998, the Company has affiliated with 4 other practices comprising 14 additional physicians, for an aggregate purchase price of approximately $8.2 million, including, without limitation, the purchase of certain assets and certain transaction costs. The Company has entered into Management Services Agreements with each practice, pursuant to which the Company is entitled to receive a fee equal to the aggregate of (i) 10-15% of Collections of the Practice plus reimbursement of clinic overhead expenses, plus (ii)
66 2/3% of the cost savings the Company is able to achieve through its purchasing power. In connection with certain of these Affiliation Transactions, the Company may be required to issue additional shares of Common Stock to the applicable Practice based on the Practice's actual cash collections for the twelve month period ended March 1999.

BMJ OPERATIONS

     Existing Practices. Since commencing operations in January 1996 through May 31, 1998, the Company had affiliated with 31 Existing Practices, comprising 136 physicians, in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada and Texas, and purchased and operated one IPA, comprising 46 physicians, in Phoenix, Arizona. The Company also attempts, as appropriate, to facilitate the combination of its smaller Practices into larger Existing Practices. Furthermore, the Company assists in recruiting physicians into its Existing Practices.

     Affiliation Structure. Typically, once a Practice has agreed to affiliate with the Company, the total consideration generally paid to a Practice's physicians is based on a multiple of the Company's management fee plus the fair market value of the Practice's assets, including furniture, fixtures and equipment and, subject to legal limitations regarding Medicare and Medicaid receivables and the estimated net realizable value of its accounts receivable. The multiple of the Company's management fee is determined by reference to a number of factors, including the geographic location of the Practice, the size and specialty mix of the Practice, the Practice's competitive market position, the Practice's historical financial performance and the potential for the development of Ancillary Service Facilities. Historically, the total consideration paid by the Company generally consisted of Common Stock, cash and the assumption of certain liabilities (principally notes payable to financial institutions secured by receivables of the Practice, which notes are repaid at the time the Affiliation Transaction is consummated). In exchange for this consideration, the Practice enters into a 40-year Management Services Agreement with the Company.

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

     The Company typically receives daily cash receipts related to the collection of patient accounts receivable and revenues. Historically, the Company utilized these funds to pay the clinic overhead expenses (medical support services) as they were incurred and paid to the Practice a physician draw based upon a predetermined percentage of estimated net collected revenue (based on billings for patient services) for the prior month. Under this arrangement, to the extent that a Practice is experiencing growth and a related increase in both monthly billings and accounts receivable, the Company's short-term liquidity will be adversely impacted due to the lag time between the billings for patient services, the payment of physician draws and the receipt of actual cash collections by the Company. Annually, the cash actually collected and paid as physician draw, medical support services or management fee is reconciled with the Practice and any over/under payments are settled. The Company continues this arrangement with respect to historical affiliations with Practices. Currently, in certain instances, the Company utilizes cash collections received from the Practices to pay its management fee and the clinic overhead expenses with the remainder thereof paid to the Practices.

     The Company believes that the implementation of a uniform practice management system will enable it to monitor the operations of the Practices in a cost-effective manner, enhance utilization of the Practices, develop practice protocols and provide the Company with a competitive advantage in negotiating contracts with third party payors. The Company has selected and is in the process of implementing such a system within the next 3 to 15 months.

     The Company believes that the implementation of the practice management system, together with the integrated financial accounting system, will enable it to gather data that will be the foundation for a disease management and clinical information system. The Company intends to capture, retain and use such information in accordance with applicable legal and ethical requirements regarding the confidentiality of medical records. The Company further believes that such a system will facilitate the collection of clinical information such as type of injuries reported, patient characteristics and diagnoses of injuries, that will improve provider and patient access to resources and technology, facilitate quantitative analysis of outcome quality and cost and eventually allow for the development of curative and palliative regimens based on such information. The Company intends to obtain the informed, written consent of each patient for whom information will be included in the database. See '--Confidentiality of Patient Records.'

     Staffing and Facilities. The Company employs most of the Practices' non-professional personnel. These nonprofessional personnel, along with additional personnel at the Company's headquarters, manage the day-to-day non-medical operations of each of the Practices, including, among other things, secretarial, bookkeeping, scheduling and other routine services. Under the Management Services Agreements, the Company must generally provide facilities and equipment to the Practices and, to this end, the Company assumes the Practice's existing leases for the facilities and equipment and purchases the assets, or a leasehold interest in the assets, utilized by the Practice.

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

     On April 1, 1997, the Company entered into the COSI Management Services Agreement with the physician owners of COSI in connection with an outpatient surgery center in Van Nuys, California.

     Effective April 1998, BMJ of Chandler, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Warner Medical Park Outpatient Surgery, Inc. for $1.8 million. In addition, Surgical Associates of Bakersfield, Limited Partnership (the 'Bakersfield Partnership') was formed on April 7, 1998 for the purpose of acquiring an ambulatory surgery center in Bakersfield, California. At that time, BMJ of Bakersfield, Inc., a wholly-owned subsidiary of the Company, contributed $500,000 as its capital contribution to the Bakersfield Partnership in exchange for a 50% general partnership interest in the Bakersfield Partnership. Effective April 1998, the Bakersfield Partnership acquired all of the assets of Kern Surgery Center, a California limited partnership, for $2.4 million.

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

     The following table sets forth the payor mix of the Existing Practices for the three months ended March 31, 1998 and for the year ended December 31, 1997:

                                                          THREE MONTHS
                                                             ENDED              YEAR ENDED
                                                         MARCH 31, 1998      DECEMBER 31, 1997
                                                         --------------      -----------------
Workers' compensation...............................           27%                  23%
Medicare(1).........................................           16%                  13%
Private payors and managed care(2)..................           56%                  64%

------------------
(1) Includes 4% attributable to Medicaid.
(2) Includes managed care, substantially all of which is on a fee-for-service basis.

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

CONTRACTUAL AGREEMENTS WITH THE PRACTICES

     The Company has entered into Management Services Agreements and, in most cases, Asset Purchase Agreements and Stockholder Noncompetition Agreements (collectively, the 'Affiliation Agreements'), with each of the Existing Practices, and intends to enter into Affiliation Agreements with each additional Practice, to provide management, administrative and development services. The following summary of the Affiliation Agreements is intended to be a general summary of the form of the Affiliation Agreements. The actual terms of the individual Affiliation Agreements, and other service agreements into which the Company may enter in the future, may vary in certain respects from the description below as a result of negotiations with the individual Practices and the requirements of local regulations.

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

     The revenue to the Company from a Practice is typically based on a specified percentage (typically 10-15%) of the Practice's revenues (rather than on a percentage of the net operating income of the Practice) plus reimbursement of the Practice's overhead expenses and two-thirds of cost savings that the Company is able to achieve through its purchasing power plus a percentage of the profits from new ancillary services at the Practices. The Management Services Agreements provide that each Practice will retain an amount equal to net collections less the management fee earned by the Company, which includes the authorized operating costs incurred. If the amount of such costs incurred and paid by the Company exceeds the amount authorized, approval to reimburse the Company for such excess must come from the Operations Committee. In addition, the Company will be responsible for arranging the funding of Ancillary Service Facilities when appropriate and will, subject to applicable laws, share appropriately in the profits from such facilities.

     Typically, each Management Services Agreement has an initial term of 40 years, with automatic extensions (unless at least six months' notice is given) of additional five-year terms. The Management Services Agreement may be terminated by either party if the other party (a) files a petition in bankruptcy or other similar events occur, or (b) defaults in any material respect in the performance of any duty or obligation under the Management Services Agreement, which default is not cured within a specified period after receipt of notice thereof or (c) any of the representations and warranties made by such party in the Management Services Agreement is materially untrue or misleading and such party fails to correct such matter after receipt of written notice thereof. The Company also has the right to terminate the Management Services Agreement in the event that the Practice is excluded from participation in the Medicaid or Medicare program for any reason. Either party may also terminate the Management Services Agreement if such party determines that the structure of the Management Services Agreement violates any state or federal laws or regulations existing at such time and that an amendment to the Management Services Agreement will be unable to correct such defect.

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

     The Company has entered into a Management Services Agreement with STSC that permits STSC and the individual physicians to rescind the Affiliation Transaction on November 1, 2003. Management Services Agreements for eight other Existing Practices comprising 30 physicians contain provisions that permit such Existing Practices to rescind their Affiliation Transactions on their respective seventh anniversaries.

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

     Stockholder Noncompetition Agreement. Under a non-competition agreement (the 'Stockholder Non-competition Agreement'), each physician owner and employed physician of the Practice typically agrees not to (i) compete directly or indirectly with the Practice in the provision of medical services or with the Company in the provision of practice management services for a period of two years after termination of his affiliation with the Practice and within a 25 mile radius of any of the Practice's offices; or (ii) disclose any confidential information of the Company or the Practice. Each physician further agrees to indemnify the Company and the Practice for any damages they may suffer as a result of the physician's failure to abide by the foregoing covenants. There can be no assurance as to the enforceability of the Stockholder Noncompetition Agreements.

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

     A key feature of the in-office ancillary services exception is the Stark Laws definition of a 'group practice.' On January 9, 1998, HCFA published proposed regulations which, among other things, focus on the definition of 'group practice.' In the proposed regulations, among other things, HCFA has provided or clarified that (i) a referral of a designated health service within the group practice is a Stark-covered referral; (ii) generally, a group practice must be a single legal entity, although professional corporations wholly-owned by a single physician may own an interest in the entity; (iii) independent contractors to the group practice are not group members, and therefore cannot provide supervision services if application of the in-office ancillary services exception is sought; (iv) the supervising group member generally must be in the office suite; (v) distribution of income and allocation of expenses within the group practice must be in accordance with methods that are determined prior to the time the group practice has earned the income or incurred the costs and must indicate that the group practice is a unified business, that is, the methods must reflect centralized decision making, pooling of expenses and revenues, and a distribution system that is not based on each satellite office operating as if it were a separate enterprise; (vi) a group member's compensation cannot be directly related to revenues generated by his or her own referrals, even if he or she personally provided or supervised the referred service (although the referring physician can share in overall profits related to such services);
(vii) the allocation of profits by sub-group is prohibited; (viii) the 'same building' in which the unrelated service and the ancillary service must be provided to comply with the requirements for application of the in-office ancillary service exception excludes trailers and multiple addresses, or buildings connected by tunnels or walkways; (ix) the group practice may have more than one centralized facility for the provision of the group practice's designated health services; (x) profits distribution within the group practice cannot be based on reduced referrals (incentive plan payments); and (xi) with regard to the requirement that a group physician provide to the group practice substantially the full range of services that he or she routinely provides, only the services provided in the discrete specialty area of services that the physician provides for the group practice need be considered, even though the physician might provide services in another area for another group practice on different days. Although the proposed regulations do not yet have the effect of law, they provide guidance as to HCFA's interpretation of the Stark Law. Therefore, the Company will continue to review the new guidance provided by the proposed regulations with the Practices to determine if any changes in the Practices' operations may be appropriate. The Company cannot assure that the Practices will implement such changes, if appropriate, or will implement them correctly, or that the proposed regulations will not be interpreted to prohibit relationships that the Company and the Practices believe comply with the Stark Law, or that the final regulations or future regulations, statutory amendments, or interpretations thereof, will not further modify requirements for compliance with the Stark Law.

     In the recently enacted 1997 Budget Bill, Congress directed the Secretary of the U.S. Department of Health and Human Services ('HHS') effective on or about November 3, 1997, to issue advisory opinions as to whether a referral relating to designated health services (other than clinical laboratory services) is prohibited under the Stark Law. Regulations implementing the advisory opinion process were adopted on January 9, 1998. An advisory opinion issued by the Secretary is binding as to the Secretary and the party or parties requesting the opinion. The Company has no present intention to seek an advisory opinion from HHS, HCFA or any other governmental authority regarding its current operations, arrangements with physicians or the referral activities of physicians in the Practices.

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

     As a component of the recently enacted HIPAA, Congress directed the Secretary of the U.S. Department of Health and Human Services to issue advisory opinions regarding compliance with the Anti-Kickback Statute. The advisory opinion mechanism is authorized for a trial period, beginning six months after the date of enactment, August 21, 1996. Advisory opinions are available concerning what constitutes prohibited remuneration within the meaning of the Anti-Kickback Statute, whether an arrangement satisfies the statutory exceptions to the Anti-Kickback Statute, whether an arrangement meets a safe harbor, what constitutes an illegal inducement to reduce or limit services to individuals entitled to benefits covered by the Anti-Kickback Statute, and whether an activity constitutes grounds for the imposition of a civil or criminal penalty under the applicable exclusion, civil money penalty and criminal provisions. Advisory opinions, however, will not assess fair market value for any goods, services or property or determine whether an individual is a bona fide employee within the meaning of the Internal Revenue Code. The statutory language makes clear that advisory opinions are available for both proposed and existing arrangements. The failure of a party to seek an advisory opinion, however, may not be introduced into evidence to prove that the party intended to violate the Anti-Kickback Statute. The Company has not sought, and has no present intention to seek an advisory opinion regarding any aspect of its current operations or arrangements with physicians. An advisory opinion has been issued indicating that the Chief Counsel of the Office of Inspector General of the U.S. Department of Health and Human Services believes that certain percentage compensation arrangements will not fit into any safe harbors and may involve prohibited remuneration under the Anti-Kickback Statute. The Company will continue to monitor advisory opinions and other relevant pronouncements, as well as monitoring industry practice.

     PIP Regulations. In December 1996, HCFA had issued final regulations (the 'PIP regulations') covering the use of physician incentive plans ('PIPs') by federally qualified HMOs and competitive medical plans contracting with the Medicare program and certain HMOs and health insuring organizations contracting with the Medicaid program ('Organizations'), potentially including the Company. The PIP regulations also apply to subcontracting arrangements entered into by the Organizations. Any Organization that contracts with a physician group that places the individual physician members of the group at substantial financial risk for the provision of services that the group does not directly provide (e.g., a primary care group takes risk but subcontracts with a specialty group to provide certain services), must satisfy certain disclosure, survey and stop-loss requirements. Under the PIP regulations, no specific payments, direct or indirect may be made under the plan, to induce providers to reduce or limit medically necessary services furnished to an enrollee ('Prohibited Payments'). Further, where there are no Prohibited Payments, but there is risk sharing among participating providers related to utilization of Medicare or Medicaid services by their patients, the regulations contain three groups of requirements: (i) requirements for PIPs that place physicians at 'substantial financial risk';
(ii) disclosure requirements for all Organizations with PIPs; and (iii) requirements related to subcontracting arrangements. In the case of substantial financial risk (defined in the regulations according to several methods, but essentially placement of more than 25% of the maximum payments anticipated under a plan with less than 25,000 covered lives at risk based on the use or cost of referral services), Organizations must conduct enrollee surveys and ensure that all providers have specified stop-loss protection. The violation of the requirements of the PIP regulations may result in a variety of sanctions, including suspension of enrollment of new Medicaid or Medicare members, or a civil monetary penalty of $25,000 for each determination of noncompliance. In addition, because of increasing public concerns regarding PIPs, the PIP regulations may become a model for additional federal or state legislation the industry as a whole. Although the Company currently has no contracts that require compliance with the PIP regulations, the new regulations, by limiting the amount of risk that may be imposed upon physicians in certain arrangements, could affect the ability of the Company to meaningfully reduce the costs of providing services.

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

          Nevada law prohibits a practitioner from referring a patient for a service or for goods related to health care, to a health facility, medical laboratory, diagnostic imaging or radiation oncology center or commercial establishment in which the practitioner has a financial interest. Several exceptions are available, including an exception for group practices and investments by practitioners in corporations that have shareholder equity of more than $100,000, regardless of whether the securities of the corporation are publicly traded. Nevada law also contains a specific provision applicable only to arrangements involving hospitals and related entities, including a prohibition against certain rental arrangements between a hospital or related entities and a physician or entity which employs physicians. In addition, this provision requires a practitioner or health facility that has a financial interest in a health facility or service to disclose such interest prior to making a referral. The disclosure requirement does not apply to arrangements that do not involve hospitals or related entities.

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

          Nevada law prohibits any arrangement involving immediate, delayed, direct or indirect financial inducement to a provider of medical care to induce the referral of a patient or group of patients to a health facility. In addition, Nevada's professional licensure statute subjects a physician to disciplinary action or denial of licensure if the physician directly or indirectly receives from any person, corporation or other business organization any fee, commission, rebate or other form of compensation which is intended or tends to influence the physician's objective evaluation or treatment of a patient. This statute also prohibits a physician from dividing a fee with another physician unless the patient is informed of the division of fees and the division of fees is made in proportion to the services personally performed and the responsibility assumed by each physician.

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

          On November 3, 1997, the State of Florida Board of Medicine ruled that percentage-based management services fees violate Florida's prohibition on fee splitting by licensed professionals. The Company has included such percentage fees in all of its Management Services Agreements with physicians in Florida. Thus, no assurance can be given that the Company's Management Services Agreements based on such percentage fees will be enforceable. If necessary, the Company will seek to restructure its Management Services Agreements in Florida to comply with the order, but such modifications, or the failure to obtain agreement on such modifications, could have a material adverse effect on the Company.

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

          Nevada does not explicitly prohibit the sharing of fees between physicians and non-professionals (e.g., a management company). However, as noted above in the discussion of Nevada's anti-kickback provisions, Nevada law states that it is grounds for initiating disciplinary action or denying licensure if a physician divides a fee with another physician, unless the patient is informed of the division of fees and the division of fees is made in proportion to the services personally performed and the responsibility assumed by each physician.

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

          Although there is no statutory prohibition concerning the corporate practice of medicine in Nevada, a Nevada Attorney General opinion from 1977 provides that no corporation organized under Nevada's general corporation law may lawfully engage in the practice of medicine, but one or more licensed physicians may practice medicine in corporate form if they are incorporated under Nevada's Professional Corporations and Associations Act. The Professional Corporations and Associations Act authorizes Nevada physicians to incorporate individually or in a group for the purpose of practicing medicine; however, all of the incorporators and all of the corporate officers and employees must be licensed Nevada physicians. In addition, all of the stockholders must be licensed Nevada physicians. Although the Company found no case law regarding management services agreements with physicians, the Company believes Nevada will require the physicians to maintain control of their practices.

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

     The Company's practice management structure, which the Company believes is consistent with standard practices for PPMs, uses an operations committee (the 'Operations Committee') composed of representatives from both the Company and the Practice of six members, three of whom are designated by each of the Company and the Practice. Among other things, the Operations Committee approves a budget, medical group costs, costs and expenses that exceed the budget, the acquisition and replacement of equipment and the integration of new technologies. In addition, the Company's explicit approval is required for implementation or acquisition of new technologies or medical equipment if the costs of such equipment or technology exceeds 5% of the management fee. Company approval is also required for all new offices and new ancillary services. If a new medical office is not profitable, the Company may, in its sole discretion, close the new office. Finally, a change in control of the Practice requires the consent of the Company (not to be unreasonably withheld). While these provisions in the Company's Management Services Agreements are designed to give the Company control over certain business transactions by the Practices, which explicitly retain their professional independence, the Management Services Agreements give the Company either control over or require the agreement of the Company and the Practices with respect to certain matters that might be viewed as indicia of the corporate practice of medicine. While the Company is not given any control over clinical care decisions, its control or substantial influence over other decisions may be deemed to be great enough to constitute the corporate practice of medicine.

     The Company's intent is not to exercise any responsibility on behalf of the Practices' physicians that interferes with the physicians' independent patient care and professional judgments. However, as noted, the laws and legal doctrines relating to the corporate practice of medicine have been subjected to only limited judicial and regulatory interpretation and there can be no assurance that, if challenged, the Company would be considered to be in compliance with all such laws and doctrines. A determination in any state that the Company is engaged in the corporate practice of medicine could render any Management Services Agreement or IPA Provider Agreement between the Company and a Practice located in such state unenforceable or subject to modification in a manner that could have a material adverse effect on the Company.

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

     Confidentiality of Patient Records. The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to the Company's databases delete any patient identifiers, including name, address, hospital and physician. Further, the Company obtains the informed, written consent of the patient to use or disclose patient information where the Company believes that such consent is necessary or appropriate. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Furthermore, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to recommend legislation or promulgate regulations governing privacy standards for individually identifiable health information and creates a federal criminal offense for knowing disclosure or misuse of such information. These statutes and regulations may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records. See '--Financial and Practice Management Systems.'

EMPLOYEES

     As of March 31, 1998, the Company had approximately 894 employees, of whom 35 are located at the Company's headquarters, 8 are located in the regional offices and 851 are located at the Existing Practices. The Company believes that its relations with its employees are satisfactory.

CORPORATE LIABILITY AND INSURANCE

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. However, the Company does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between the Company and the Practices, the Company may become subject to some medical malpractice actions under various theories. There can be no assurance that claims, suits or complaints relating to services and products provided by the Practices will not be asserted against the Company in the future. The Company maintains medical professional liability insurance and general liability insurance for BMJ and certain of the Practices. In addition, pursuant to the Management Services Agreements, the Practices are required to maintain comprehensive professional liability insurance. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of the Company and the Practices. The cost of such insurance to the Company and the Practices may have a material adverse effect on the Company. In addition, successful malpractice or other claims asserted against the Practices or the Company that exceed applicable policy limits would have a material adverse effect on the Company.

ITEM 2. PROPERTIES

     The Company has a five-year lease for its headquarters in Boca Raton, Florida, which provides for annual lease payments of approximately $155,000. This lease expires on March 31, 2003. In addition, the Company also has a lease through November 2002, for its Western Region headquarters in Sherman Oaks, California, which provides for annual lease payments of approximately $47,000. In addition, in connection with the Affiliation Transactions, the Company assumed leases for the facilities utilized by the respective Existing Practices for aggregate annual lease payments of approximately $2.1 million as of March 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     On August 15, 1997, an action entitled John Finlay v. Bone, Muscle & Joint, Inc., was filed in the United States District Court for the Southern District of Texas, whereby plaintiff asserted claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement between plaintiff and the Company. Plaintiff's complaint sought compensatory damages of approximately $135,000 pursuant to the alleged employment agreement as well as 16,071 shares of the Company's Common Stock pursuant to the alleged non-qualified stock option agreement. On May 11, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a settlement agreement dated as of May 11, 1998 entered into by and between the Company and plaintiff.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDERS MATTERS

  Dividend Policy

     The Company has never paid or declared dividends on the Common Stock and does not anticipate paying any dividends on the Common Stock in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions on the Company's Common Stock, except pursuant to an employee repurchase plan or with the consent of its lenders. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

  Price Range of Common Stock

     The Company's Common Stock has traded on the Nasdaq National Market since the Company's initial public offering (the 'IPO') on February 4, 1998. As of June 22, 1998, there were approximately 200 holders of record of the Common Stock. The Company believes the actual number of stockholders of the Common Stock of the Company exceeds 300. The table below sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported on the Nasdaq National Market. The closing price of the Common Stock as reported on June 22, 1998 on the Nasdaq National Market was $4.75.

PERIOD                                                                          HIGH      LOW
-----------------------------------------------------------------------------   -----    -----
Transition Period (February 4, 1998-
  March 31, 1998)............................................................   $7.69    $6.31
First Quarter of Fiscal 1999
  (through June 22, 1998)....................................................   $8.75    $4.50

  Recent Sales of Unregistered Securities

     The Company has sold certain of its securities in transactions exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933.

     On March 31, 1998, the Company issued 3,118 shares of Common Stock to Delphi Ventures III, L.P. for $.01 per share of Common Stock pursuant to the exercise of certain warrants.

     On March 14, 1998, the Company issued 19,403 shares of Common Stock to Rene Lucas at a value of $7.38 per share of Common Stock in conjunction with a Practice Affiliation.

     On March 31, 1998, the Company issued 14,033 shares of Common Stock to Delphi Ventures III, L.P. for $.01 per share of Common Stock pursuant to the exercise of certain warrants.

     On March 31, 1998, the Company issued 308 shares of Common Stock to Delphi BioInvestments, III LP for $.01 per share of Common Stock pursuant to the exercise of certain warrants.

     On March 31, 1998, the Company converted its subordinated convertible debentures into shares of Common Stock in the amount of 70,165; 1,263; 69,800; 1,629; 178,571; 178,571 and 71,429 to Delphi Ventures III, L.P., Delphi
BioInvestments, III LP, Oak Investment Partners VI LP, Oak IV Affiliates Fund, H&Q Bone Muscle and Joint Investors, LP, H&Q Serv*IS and Naresh Nagpal, respectively. See 'Management Discussion's and Analysis of Financial Condition and Results of Operations.'

  Change in Use of Proceeds

     The Company registered 4,600,000 (including the overallotment option) shares of Common Stock in connection with its IPO on a Registration Statement on Form S-1 (Reg No. 333-35759), which went effective on February 4, 1998. In addition, on March 4, 1998 the Underwriters exercised their overallotment option and the Company issued an additional 600,000 shares of Common Stock. Total net proceeds from the IPO were approximately $25.2 million. The IPO commenced on February 4, 1998 at a price of $7.00 per share of Common Stock. The managing underwriters were: Hambrecht & Quist, Raymond James & Associates, Inc. and Volpe

Brown Whelan & Company, who received an underwriting discount of $.49 per share of Common Stock. The data below reflects the use of proceeds from the IPO to the date of this Transition Report on Form 10-K. All such proceeds were directly or indirectly paid to others pursuant to Item 701(f)(4) of Regulation S-K:

Physician Notes............................................   $12,536,000
Subordinated Debt..........................................     1,467,000
Secured Term Note..........................................     2,500,000
Short-term Bridge Notes....................................     3,375,000
Demand note to Company President...........................     1,000,000
                                                              -----------
                                                              $20,878,000
                                                              -----------
                                                              -----------

     In addition, certain additional proceeds were used for general working capital purposes.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected financial data with respect to the Company's statements of operations for each of the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998 and the balance sheets dated December 31, 1996 and 1997 and March 31, 1998, have been derived from the consolidated financial statements of the Company which have been audited by Ernst & Young, LLP, independent certified public accountants. The selected financial data presented below for the three months ended March 31, 1997 is unaudited and was prepared by management of the Company on the same basis as the audited financial statements appearing elsewhere in this Transition Report on Form 10-K (the 'Form 10-K') and, in the opinion of management of the Company, include all adjustments necessary to present fairly the information set forth therein. The results for the three months ended March 31, 1998 are not necessarily indicative of the results of a complete fiscal year or future periods.

                                                                   YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                               1996                       1997
                                                      -----------------------    -----------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Practice revenues, net.............................           $ 6,029                   $  64,676
Less: amounts retained by physician groups.........            (2,912)                    (27,703)
                                                             --------                  ----------
Management fee revenue.............................           $ 3,117                   $  36,973
                                                             --------                  ----------
                                                             --------                  ----------
Net loss...........................................           $(1,742)                  $ (31,573)
                                                             --------                  ----------
                                                             --------                  ----------
Net loss per common share..........................           $ (1.67)                  $   (4.97)
                                                             --------                  ----------
                                                             --------                  ----------
Weighted average number of common shares
  outstanding--basic and diluted...................             1,043                       6,351
                                                             --------                  ----------
                                                             --------                  ----------


                                                                                      DECEMBER 31,
                                                                                 -----------------------
                                                                                          1996
                                                                                 -----------------------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                  OTHER OPERATING DATA)
BALANCE SHEET DATA:
Cash and cash equivalents....................................................           $   1,439
Working capital..............................................................               1,819
Total assets.................................................................              25,332
Long-term debt less current portion..........................................                  59
Total stockholders' equity...................................................              19,381

OTHER OPERATING DATA:
Number of practices..........................................................                   3
Number of physicians.........................................................                  34

                                                                     THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------------------------

                                                                 1997                            1998
                                                      ----------------------------    ----------------------------
                                                              (UNAUDITED)
OPERATING DATA:
Practice revenues, net.............................            $  8,656                        $ 27,581

Less: amounts retained by physician groups.........              (4,188)                        (12,892)

                                                             ----------                      ----------

Management fee revenue.............................            $  4,468                        $ 14,689

                                                             ----------                      ----------
                                                             ----------                      ----------

Net loss...........................................            $ (1,191)                       $ (8,416)

                                                             ----------                      ----------
                                                             ----------                      ----------

Net loss per common share..........................            $   (.25)                       $   (.63)

                                                             ----------                      ----------
                                                             ----------                      ----------

Weighted average number of common shares
  outstanding--basic and diluted...................               4,794                          13,306

                                                             ----------                      ----------
                                                             ----------                      ----------

                                                              DECEMBER 31,                    MARCH 31,
                                                                 1997                            1998
                                                     ----------------------------    ----------------------------
                                                                (in thousands, except other operating data)
BALANCE SHEET DATA:
Cash and cash equivalents..........................            $  2,849                        $  9,483

Working capital....................................              12,317                          26,673

Total assets.......................................              84,153                          93,220

Long-term debt less current portion................              35,145                          25,054

Total stockholders' equity.........................              34,088                          56,087

OTHER OPERATING DATA:
Number of practices................................                  25                              27

Number of physicians...............................                 117                             124


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

OVERVIEW

     The Company is principally a PPM that provides management services to the Practices and the COSI ambulatory surgery center and also operates an IPA. The Company focuses on musculoskeletal care, which involves the medical and surgical treatment of conditions relating to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the Practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. As of March 31, 1998, the Company had affiliated with 27 existing Practices comprising 124 physicians practicing in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada and Texas by entering into Management Services Agreements. The Company was incorporated in Delaware in January 1996 and affiliated with its first Practice in July 1996. At December 31, 1996, the Company had entered into Management Services Agreements with three Practices comprising 34 physicians. During the year ended December 31, 1997, the Company entered into additional Management Services Agreements with 22 Practices, comprising 80 physicians and acquired the IPA with 42 physicians in Arizona. During the three months ended March 31, 1998, the Company entered into Management Services Agreements with 2 Practices comprising four physicians. Additionally, the Company has added three physicians to the Existing Practices since their initial affiliation. The Company has also facilitated the combination, where appropriate, of certain solo practices into larger Existing Practices. Through May 31, 1998, the Company has affiliated with a total of 31 practices comprising 136 physicians.

     The total consideration generally paid to a Practice's physicians, once the Practice has agreed to affiliate with the Company, is based on a multiple of the Company's management fee plus the fair market value of the Practice's furniture, fixtures and equipment and, subject to legal limitations regarding Medicare and Medicaid receivables and the estimated net realizable value of its accounts receivable. The consideration paid by the Company generally consists of the Company's Common Stock, cash and the assumption of certain liabilities (principally notes payable to financial institutions secured by receivables of the Practice, which notes are repaid at the time the transaction is consummated). In exchange for this consideration, the Practice enters into a 40-year Management Services Agreement with the Company.

     Practice revenues, net represents the gross revenues of the affiliated Practices, the IPA, and the COSI ambulatory surgery center reported at the estimated realizable amounts from patients, third party payors and others for services rendered, net of contractual and other adjustments. Contractual adjustments typically result from the differences between the Practices' established rates for services and the amounts paid by government sponsored health care programs and other insurers. The Company estimates that approximately 15%, 13%, 14% and 16% respectively, of practice revenues, net were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the years ended December 31, 1996 and 1997, and the three months ended March 31, 1997 and 1998, respectively. The Practices have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

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

     As the Company develops, acquires and operates additional Ancillary Service Facilities such as ambulatory surgery centers, MRI diagnostic imaging centers and rehabilitative therapy units, the mix and relationship of revenues and operating expenses will differ from historical trends through March 31, 1998. It is expected in the future that the revenues from these activities will become a separate component of consolidated revenues in addition to management fee revenue. It is also expected that the costs and expenses involved in the direct operation of these facilities will be included in medical support services. The impact of these activities on the mix of revenues and expenses cannot be determined at this time.

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

     The Company changed its fiscal year from a calendar year to a year ending on March 31, with such fiscal year change effective as of April 1, 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

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

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                       1996                       1997
                                                                              -----------------------    -----------------------
Practice revenues, net.....................................................             100.0%                     100.0%
Less: amounts retained by physician groups.................................             (48.3)                     (42.8)
                                                                                   ----------                 ----------
Management fee revenue.....................................................              51.7                       57.2
Operating expenses and other expenses:
  Medical support services.................................................              47.2                       48.3
  General and administrative...............................................              21.2                       41.3
  Depreciation and amortization............................................              12.2                       12.5
  Interest expense.........................................................                --                        3.9
                                                                                   ----------                 ----------
     Total expenses........................................................              80.6                      106.0
                                                                                   ----------                 ----------
Net loss...................................................................             (28.9)%                    (48.8)%
                                                                                   ----------                 ----------
                                                                                   ----------                 ----------

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

     Medical support services. Medical support services, principally clinic overhead expenses, was $2.8 million for the year ended December 31, 1996, resulting from the 1996 Affiliations. For the year ended December 31, 1997, medical support services was $31.2 million, an increase of $28.4 million of 1996, reflecting the effect of the 22 additional Management Services Agreements executed in 1997.

     General and administrative. General and administrative expenses for the year ended December 31, 1996 was $1.3 million, reflecting the expenses incurred in establishing a corporate office. These expenses consisted of labor costs, group benefits, accounting, legal, rent and other expenses, substantially all of which were incurred after July 1, 1996 (the date of the first Affiliation Transaction). For the year ended December 31, 1997, general and administrative expenses were $26.7 million, an increase of $25.4 million over 1996. Approximately $4.9 million of the increase related to the Company's increased development of corporate infrastructure to support the additional Affiliation Transactions as well as the acquisition of the IPA in October 1996. The remainder of the increase resulted primarily from equity-based and other compensation expense related to physicians and employees and the expensing of certain start-up costs. Approximately $13.5 million of the equity-based compensation expense related to the recalculation provisions contained in the SCOI and COSI Management Services Agreements and approximately $6.3 million of the compensation expense related to employees, primarily related to the acceleration of the vesting of options granted to certain employees. See Notes 3 and 7 in the Notes to Consolidated Financial Statements. The Company also adopted the provisions of the Statement of Position 'Reporting on the Cost of Start-Up Activities' which was promulgated in February 1998, and, accordingly, included as expenses in 1997, $140,000 of costs associated with the organization of the Company that were previously capitalized.

     While the Company expects that general and administrative expenses will continue to increase as more Practices affiliate with the Company and the Company continues to build its infrastructure, it also expects them to decline as a percentage of both practice revenues, net and management fee revenue.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1996 was $737,000, substantially all of which was incurred after July 1, 1996. The depreciation expense relates to acquired furniture, fixtures and equipment and the amortization expense relates to Management Services Agreements. For the year ended December 31, 1997, depreciation and amortization was $8.1 million, an increase of $7.4 million over 1996, reflecting the additional Affiliation Transactions entered into during 1997. The intangible assets related to the Management Services Agreements are being amortized over four years as a result of the vesting provisions contained in certain of the Restricted Stock Agreements relating to Common Stock which was issued by the Company to physicians in connection with the Affiliation Transactions. The Company entered into amendments to substantially all of the Restricted Stock Agreements as of April 1, 1998 to eliminate the vesting provisions related to these shares of Common Stock. See 'Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1998' for further discussion. Although the Company's net unamortized balance of intangible assets acquired ($46.9 million at December 31, 1997) is not considered to be impaired at December 31, 1997, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's results of operations.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

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

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -------------------------------
                                                                                   1997
                                                                      -------------------------------
                                                                                (UNAUDITED)
Practice revenues, net.............................................                100.0%
Less: amounts retained by physician groups.........................                (48.4)
                                                                                  ------
Management fee revenue.............................................                 51.6
Operating expenses and other expenses:
  Medical support services.........................................                 38.7
  General and administrative.......................................                 17.1
  Depreciation and amortization....................................                  9.6
  Interest expense.................................................                   --
                                                                                  ------
     Total expenses................................................                 65.4
                                                                                  ------
Net loss...........................................................                (13.8)
                                                                                  ------
                                                                                  ------


Practice revenues, net.............................................               100.0%
Less: amounts retained by physician groups.........................               (46.7)
                                                                                 ------
Management fee revenue.............................................                53.3
Operating expenses and other expenses:
  Medical support services.........................................                43.7
  General and administrative.......................................                22.8
  Depreciation and amortization....................................                13.1
  Interest expense.................................................                 4.2
                                                                                 ------
     Total expenses................................................                83.8
                                                                                 ------
Net loss...........................................................               (30.5)
                                                                                 ------
                                                                                 ------

     Practices revenues, net. For the three months ended March 31, 1997, practice revenues, net was $8.7 million compared to $27.6 million for the three months ended March 31, 1998. The significant increase was the result of the Company reflecting revenues from the 1996 Affiliations for the three months ending March 31, 1997 compared to the Company reflecting revenues from a total of 27 Affiliations for the three months ending March 31, 1998. Additionally, the Company also reflected revenues from its IPA for the three months ending March 31, 1998.

     Amounts retained by physician groups. For the three months ended March 31, 1997, amounts retained by physician groups was $4.2 million compared to $12.9 million for the three months ended March 31, 1998. The significant increase was the result of the Company reflecting revenues from the 1996 Affiliations for the three months ending March 31, 1997 compared to the Company reflecting revenues from a total of 27 Affiliations for the three months ending March 31, 1998.

     Management fee revenue. For the three months ended March 31, 1997, management fee revenue was $4.5 million compared to $14.7 million for the three months ended March 31, 1998. The $10.2 million increase was a result of the factors set forth above.

     Medical Support services. For the three months ended March 31, 1997, medical support services, principally clinic overhead expenses, was $3.4 million compared to $12.1 million for the three months ended March 31, 1998. The $8.7 million increase was a result of the factors set forth above.

     General and administrative. General and administrative expenses for the three months ended March 31, 1997 was $1.5 million, as compared to $6.3 million for the three months ended March 31, 1998. Approximately $3.9 million of the increase related primarily to (i) loan fees and debt payment penalties related to borrowings to fund acquisitions and payoffs of debt with proceeds from the IPO of Common Stock of the Company; (ii) equity-based compensation expense related to stock options issued to physicians and employees; and (iii) the expensing of certain start-up costs. The remaining increase primarily relates to the Company's increased development of infrastructure to support additional Affiliations.

     While the Company expects that general and administrative expenses will continue to increase as more Practices affiliate with the Company and the Company continues to build its infrastructure, it also expects them to decline as a percentage of both practice revenues, net and management fee revenue.

     Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 1997 was $832,000, as compared to $3.6 million for the three months ended March 31, 1998. The depreciation expense relates to acquired furniture, fixtures and equipment and the amortization expense relates to Management Services Agreements. The increase related to the additional Affiliation Transactions entered into during 1997 and the three months ended March 31, 1998. The intangible assets related to the Management Services Agreements were being amortized over four years as a result of the vesting provisions contained in the Restricted Stock Agreements relating to Common Stock which was issued by the Company to physicians in connection with the Affiliation Transactions. As of April 1, 1998, the Company amended and restated substantially all of its Restricted Stock Agreements to eliminate the vesting provisions related to these shares of Common Stock. The Company revised the estimated useful lives of its Management Services Agreements and is amortizing the remaining balances of the Management Services Agreements over periods ranging from 7 to 25 years. Consequently, the amortization expense related to the Affiliated Practices will decrease in the future; however, the Company expects that depreciation and amortization expense levels will continue to increase as additional Practices affiliate with the Company. The depreciation and amortization expense, based on amortization periods ranging from 7 to 25 years, is expected to remain relatively constant as a percentage of both practice revenue and management fee revenue. Although the Company's net unamortized balance of intangible assets acquired ($45.1 million at March 31, 1998) is not considered to be impaired at March 31, 1998, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's results of operations.

     Interest expense. No interest expense was recorded for the three months ended March 31, 1997, compared to $1.2 million of interest expense for the three months ended March 31, 1998. This increase related to borrowings related to the Affiliation Transactions. The Company expects to continue to incur interest expense primarily as a result of borrowings related to anticipated future affiliations. In February and March 1998, the Company completed the sale of 4.6 million shares of Common Stock in the IPO at $7.00 per share of Common Stock (including shares issued pursuant to the exercise of the underwriters' overallotment option), raising approximately $25.2 million in net proceeds after offering costs. See '--Liquidity and Capital Resources' for a discussion of the use of proceeds. The Company expects to continue to incur interest expense as it expects to obtain capital through borrowings to fund Practice Affiliations.

     Net loss. The net loss for the three months ended March 31, 1997 was $1.2 million, or $.25 per share of Common Stock, as a result of the factors set forth above. The net loss for the three months ended March 31, 1998 was $8.4 million, or $.63 per share of Common Stock as a result of the factors set forth above.

     Impact of Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions in a timely manner. As part of the Company's organization and development, the software purchased and installed to date, as well as the software under evaluation for future purchase and installation, is Year 2000 compliant. The Company is in the process of initiating formal communication with all of the significant payors and third-party insurers of its affiliated practices to determine the extent to which the interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no assurance the systems of other companies on which the Company's systems rely or interface will be timely converted and would not have an adverse effect on the Company's operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, December 31, 1997 and March 31, 1998, the Company had $1.8 million, $12.3 million and $26.6 million, respectively, in working capital and $1.4 million, $2.8 million and $9.5 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of December 31, 1996, December 31, 1997 and March 31, 1998 consisted of cash and cash equivalents of $1.4 million, $2.8 million and $9.5 million and accounts receivable of $5.8 million, $23.2 million and $25.8 million, respectively.

     The Company has financed its Affiliation Transactions, capital expenditures and working capital needs since its inception through a combination of (i) private placements of capital stock; (ii) borrowings from institutional lenders;
(iii) short-term borrowings from stockholders; and (iv) issuance of promissory notes to certain physicians.

     For the years ended December 31, 1996 and 1997, cash used in operations was $1.0 million and $4.2 million, respectively, an increase of $3.2 million, resulting primarily from net operating losses adjusted for non-cash expenses. For the three months ended March 31, 1997 and March 31, 1998 cash used in operations was $3.3 million and $6.9 million respectively, an increase of $3.6 million resulting primarily from net operating losses adjusted for non-cash expenses.

     Cash used in investing activities for the years ended December 31, 1996 and 1997 was $4.6 million and $28.4 million, respectively, an increase of $23.8 million, relating primarily to Affiliation Transactions resulting in increases in intangible assets, accounts receivable and furniture, fixtures and equipment. Cash used in investing activities for the three months ended March 31, 1997 and 1998, was $116,000 and $671,000, respectively, an increase of $555,000 relating primarily to Affiliation Transactions resulting in increases in intangible assets, accounts receivable, and furniture, fixtures and equipment.

     Cash provided by financing activities for the years ended December 31, 1996 and 1997 was $7.1 million and $33.9 million, an increase of $26.8 million respectively. For the year ended December 31, 1996, substantially all of the cash provided resulted from proceeds from the issuance by the Company of two series of preferred stock. For the year ended December 31, 1997, cash provided by financing activities resulted primarily from $28.5 million in net borrowings including $5.4 million from stockholders and $5.2 million in proceeds from the issuance of three series of preferred stock. Cash provided by financing activities for the three months ended March 31, 1997 and 1998 was $2.6 million and $14.3 million, respectively, an increase of $11.7 million. For the three months ended March 31, 1997, substantially all of the cash provided by financing activities resulted from proceeds from the issuance of stockholder notes payable and a certain issuance of preferred stock. For the three months ended March 31, 1998, substantially all of the cash provided by financing activities resulted from the Company's IPO of
4.6 million shares at $7.00 per share, resulting in gross proceeds of $32.2 million. The Company utilized $7.3 million of cash proceeds from the IPO to pay certain costs related to its IPO. The Company also paid off $2.0 million of stockholder notes and $19.4 million of other borrowings during the three months ended March 31, 1998.

     In January 1997, the Company obtained short-term loans in the aggregate amount of $999,999 from certain stockholders, including its President. In connection with such loans, the Company issued warrants to such stockholders to purchase an aggregate of 23,810 shares of Common Stock at an exercise price of $4.20 per share which are immediately exercisable for a period of five years. The fair value of the warrants based on the Black-Scholes valuation method is $2.30 per share. In June 1997, such loans and related accrued interest were converted into 188,072 shares of Series D Preferred Stock. Each share of Series D Preferred Stock was converted into .7143 shares of Common Stock in connection with the IPO. Also, in January 1997, the Company issued two promissory notes to the Company's President totaling $867,000. The notes plus accrued interest were converted to a single demand note in the amount of $991,000, which bears interest at a rate of prime plus 3.5%.

     From March 31, 1997 to March 31, 1998, the Company entered into a series of credit agreements with its senior lender secured by the accounts receivable acquired from each of the affiliated physician groups (the 'Senior Credit Agreement'). Under the Senior Credit Agreement the Company could borrow up to an aggregate limit of $23.0 million, subject to a borrowing base of 85% of eligible accounts receivable. From March 31, 1997 through December 31, 1997, the rate of interest on outstanding loans under the Senior Credit Agreement was the prime rate plus 1.75% (10.25% at December 31, 1997). From December 31, 1997 and thereafter, interest was at the prime rate. Such loans had original maturity dates ranging from March 1999 to December 1999. The Senior Credit Agreement and loans made in connection therewith required the Company to maintain a prescribed level of tangible net worth and interest coverage and placed limitations on indebtedness, liens and investments, and prohibited the payment of dividends. At December 31, 1997 and March 31, 1998, $6.1 million and $7.9 million, respectively, were outstanding under the Senior Credit Agreement, the maximum allowable under the borrowing base restriction.

     On June 30, 1997, the Company obtained a senior credit facility (the 'Senior Credit Facility') to fund practice affiliations with its senior lender secured by a lien on substantially all of the assets of the Company. Under the Senior Credit Facility, the Company could borrow up to $3.3 million for practice affiliations, of which $3.3 million was outstanding as of December 31, 1997 and March 31, 1998. Outstanding loans under the Senior Credit Facility bore interest at the prime rate plus 3.5% (12% at December 31, 1997 and March 31, 1998). Interest only was payable through March 31, 1998, at which time the loan converted to a term loan repayable in 36 monthly installments. The Senior Credit Facility contained various covenants including the right of the lender to declare the loan due and payable upon the occurrence of a material adverse change in the financial condition or business prospects of the Company. In addition, in September 1997, the Company issued the senior lender a warrant to purchase 28,570 shares of the Company's Common Stock for nominal cash consideration. The warrant contained put rights which were exercised during the three months ended March 31, 1998. The value of the put rights is being amortized over the life of the related debt. Under the Senior Credit Facility, $1.5 million of the Company's obligations were guaranteed by the Company's President and certain other stockholders, and in connection therewith, the Company issued warrants exercisable for a period of five years to the guarantors of such obligations to purchase an aggregate of 9,525 shares of Common Stock for nominal cash consideration. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share.

     On August 1, 1997 and August 22, 1997, the Company entered into subordinated loan agreements, with two different lenders, in the principal amounts of $5.0 million ('Comdisco') and $1.5 million ('Cedar'), respectively. On November 14, 1997, Comdisco provided an additional $1.0 million of financing under an additional subordinated loan agreement (collectively, the 'Subordinated Loan Agreements'). The Subordinated Loan Agreements were secured by liens on all of the Company's tangible and intangible personal property. The loans had an original maturity date of December 31, 2000, however, within 45 days subsequent to the effective date of the IPO, the Company was obligated to prepay the loans in full (amended with respect to Comdisco to June 30, 1998 and paid off within the 45 days requirement with respect to Cedar). These Subordinated Loan Agreements and the liens granted to Comdisco and Cedar were subordinated in all respects to the current and future indebtedness of the Company under the Senior Credit Facility. The Subordinated Loan Agreements initially provided for interest at 14% per annum, which increased to 15% on January 1, 1998.

     In connection with the Subordinated Loan Agreements, the Company issued warrants to purchase up to 125,000 and 37,500 shares to Comdisco and Cedar, respectively, of the Company's Series E Preferred Stock at a price per share equal to $6.00. As the IPO was not effective by December 31, 1997, the warrants increased to 133,000 and 40,000 to Comdisco and Cedar, respectively. These warrants are immediately exercisable for a period of 10 years or 5 years, respectively, from the effective date of the IPO. The fair value per warrant based on the Black-Scholes valuation method is $3.77 per share. In addition, pursuant to certain stock purchase agreements dated as of July 31, 1997 and August 18, 1997, the Company issued 166,667 and 41,667 shares, respectively, of Series E Preferred Stock to the lenders for an aggregate purchase price of $1.3 million. Each share of Series E Preferred Stock was converted into .7143 shares of Common Stock in connection with the IPO. The Cedar loan was repaid in February 1998.

     In connection with the Subordinated Loan Agreement entered into on August 1, 1997 with Comdisco, the Company entered into a certain additional agreement (the 'Master Lease Agreement') with Comdisco whereby Comdisco agreed to purchase and lease certain equipment to the Company on the terms and conditions of the Master Lease Agreement. In connection with the Master Lease Agreement, the Company issued to Comdisco certain warrants to purchase up to 3,571 shares of Common Stock of the Company at an exercise price per share of $8.40. In November 1997, the commitment under the Master Lease Agreement was increased from $1.0 million to $1.5 million and certain additional warrants were issued to purchase 7,143 shares of Common Stock of the Company at an exercise price per share of $8.40. The current availability under the Master Lease Agreement is $1.5 million.

     On September 9, 1997, the Company issued and sold $4.0 million in aggregate principal amount of its subordinated convertible debentures due August 31, 2000 (the 'Debentures') pursuant to the Convertible Debenture Purchase Agreement, dated as of September 9, 1997 (the 'Debenture Purchase Agreement'). The Debentures were purchased by the Company's President, certain stockholders and certain of the Company's underwriters. Pursuant to the terms of the Debenture Purchase Agreement, the Debentures were subordinated in right of payment to all indebtedness of the Company under the loans described above. Interest on the Debentures was payable semi-annually at a rate of 6% per annum with the unpaid principal amount due on August 31, 2000. The Debentures were converted into Common Stock as of March 31, 1998.

     On October 14, 1997, the Company obtained short-term financing in the form of a secured term note from its senior lender, to fund practice affiliations in an aggregate amount of $2.5 million. The note was secured by a lien on substantially all of the assets of the Company. Outstanding loans bore interest at the prime rate plus 3.5% (12% at December 31, 1997). Interest only was payable through December 31, 1997 and the entire principal amount was originally due and payable on January 1, 1999. The principal amounts and accrued interest were repaid in February 1998. In connection with this loan agreement, the Company paid to the lender a fee in the amount of $300,000 at the time of the repayment of the loan.

     On October 15, 1997, the Company obtained short-term bridge financing in the aggregate amount of $3.4 million from certain stockholders, including its President, to fund practice affiliations. In connection with these loans, the Company issued warrants to such stockholders to purchase an aggregate of 48,215 shares of Common Stock at an exercise price of $0.01 per share which are immediately exercisable for a period of 5 years. The fair value per warrant based on the Black-Scholes valuation method is $8.39 per share. Outstanding loans bore interest at the prime rate plus 3.5%. (12% at December 31, 1997). The principal amounts and accrued interest were repaid in February 1998.

     During October and November 1997, in connection with several practice affiliations, the Company issued promissory notes that in the aggregate totalled $12.9 million (the 'Physician Notes'). These outstanding promissory notes bore interest ranging from 6% to 11%. Substantially all of the Physician Notes were due and payable either on the date of the Company's completion of the IPO or at various maturity dates ranging from January 2, 1998 to March 31, 1998. These notes were repaid during the three months ending March 31, 1998, with the exception of one Physician Note in the amount of $373,000.

     On October 15, 1997, the Company issued to its President a warrant to purchase 23,214 shares of Common Stock at an exercise price of $.01 per share. The warrant is exercisable for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from its President in the amount of $1.0 million to repay certain of the Physician Notes. In connection with this loan, the Company issued a warrant to the President to purchase 14,286 shares of Common Stock at an exercise price of $0.01 per share. The demand note bore interest at 8% per annum. The fair value of the warrants based on the Black-Scholes valuation method is $8.39 per share. The total value of the warrants, $120,000, was charged to expense in the three months ended March 31, 1998. The warrant is immediately exercisable for a period of 5 years. This note was repaid in February 1998.

     On March 26, 1998 the Company obtained additional short-term financing in the form of a secured term note from its senior lender in the aggregate amount of $7.0 million to fund acquisitions and additional practice affiliations. The note was secured by a lien on substantially all the assets of the Company. The outstanding loans bore interest at the prime rate plus 4% (12.5% at March 31, 1998). Interest only was payable monthly and the entire principal amount was due June 29, 1998. On April 9, 1998 the Company borrowed an additional $2.5 million increasing this term note to $9.5 million.

     Included in other assets in the accompanying consolidated balance sheet as of December 31, 1997 and March 31, 1998 are deferred financing costs related to warrants issued in connection with certain borrowings. Such costs are being amortized over the applicable life of the related debt. Of these amounts approximately $1.0 million was charged to expense in the three months ended March 31, 1998 in connection with the completion of the IPO and the repayment or conversion of indebtedness.

     Under the terms of the Senior Credit Agreement, the Senior Credit Facility, the Subordinated Loan Agreement and the Subordinated Convertible Debentures, the Company is prohibited from declaring or paying any cash dividend or making any distribution on any class of stock, except pursuant to an employee repurchase plan or with the consent of the lender.

     On February 9, 1998, the Company completed the IPO, and a portion of the proceeds which were used to repay the following borrowings:

Promissory notes to physicians.............................   $12,536,000
Subordinated debt..........................................     1,467,000
Secured term note..........................................     2,500,000
Short-term bridge notes....................................     3,375,000
Demand note to Company President...........................     1,000,000
                                                              -----------
                                                              $20,878,000
                                                              -----------
                                                              -----------

     Certain additional proceeds were used for general corporate purposes.

     In March 1998, the Company had commitments totaling $2.75 million for construction of two ambulatory surgery centers, of which approximately $700,000 had been paid as of March 31, 1998. The Company also had contractual commitments totaling approximately $1.3 million for information systems.

     In April 1998, the Company issued in the aggregate amount of $2.3 million of convertible promissory notes (the 'Convertible Notes') in conjunction with three Practice Affiliations. The Convertible Notes bear interest at 5% and are convertible into shares of Common Stock at a conversion rate of $8.75 on any unpaid principal amounts at the option of the holder after one year from the affiliation date subject to maturity over a period of four years.

     On June 30, 1998 the Company refinanced its Senior Credit Agreement, Senior Credit Facility and its Subordinated Loan Agreement with Comdisco with proceeds from a $60.0 million credit facility consisting of a $10.0 million revolving line of credit (the 'Revolving Loans'), $25.0 million term note (the 'Tranche B Loan') and a $25.0 million acquisition line of credit which all amounts outstanding at June 30, 2000 will convert to a term loan (the 'Tranche A Loan') (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     Under the Revolving Loans, the Company may borrow up to $10.0 million subject to a borrowing base equal to 80% of the product of eligible accounts receivable multiplied by the collection rate (each as defined in the Credit Facility). The Revolving Loans have a maturity of June 30, 2001 (the Revolving Loans may be extended for two one-year terms at the discretion of the revolving lender) and interest is payable quarterly and, at the option of the Company, would equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from .0%-1.25% based on the Company's leverage ratio or (b) the LIBOR rate plus a margin ranging from 1.75%-3.00% based on the Company's leverage ratio (each such rate the 'Interest Rate').

     Under the Tranche A Loans, the Company may borrow up to $25.0 million through June 30, 2000 for qualified acquisitions and practice affiliations (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1.25 million beginning September 30, 2000 through June 30, 2001; (b) $1.88 million from September 30, 2001 through June 30, 2002 and (c) $3.1 million from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly at rates equal to the Interest Rate.

     The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5.4 million quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly, varies, at the option of the Company and would equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate (8.5% at June 24, 1998) plus a margin ranging from .75%-1.50%, based on the Company's leverage ratio (as defined in the Credit Facility) or (b) the LIBOR rate (approximately 5.5% at June 24, 1998) plus a margin ranging from 2.5%-3.25% based on the Company's leverage ratio.

     Under the terms of the Credit Facility, the Company may be required to make mandatory annual prepayments beginning in 2002 in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Facility). The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage and leverage ratios, (b) the maintenance of a minimum level of EBITDA and tangible net worth (as defined in the Credit Facility) and (c) limitations on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends.

     After giving effect to the Credit Facility, the Company's indebtedness that was refinanced has been classified as long term debt in the accompanying financial statements. The Company expects to incur charges and expenses of approximately $2.7 million in connection with the repayment and early extinguishment of such debt, which will be recognized in the quarter ending June 30, 1998.

     Under the terms of the Credit Facility the Company has the right to request letters of credit in an aggregate amount not to exceed $2.0 million and with a term not to exceed one year from the date of issuance.

     In connection with the Credit Facility, the Company issued, pursuant to a securities purchase agreement (the 'Purchase Agreement'), a new Series A Redeemable Convertible Preferred Stock (the 'Series A') to an affiliate of its agent bank in exchange for cash of $7.0 million. This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. Pursuant to the Purchase Agreement, the Company will issue an additional $3.0 million of Series C Redeemable Convertible Preferred Stock (the 'Series C') for cash if, among other things, the Company is able to obtain $18.0 million in annualized pro forma revenues from new Practice Affiliations by July 31, 1998. The Series C, if issued, is substantially identical to the Series A and is also convertible into Common Stock; the number of shares of Common Stock to be issued upon conversion is subject to certain future factors and accordingly, cannot be determined at this time. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

     Additionally, if the Company is unable to obtain $26.5 million in annual pro forma revenues from new practice affiliations by September 8, 1998, as defined in the Purchase Agreement, the Company may be required to issue up to an aggregate of 1,051,449 additional warrants to purchase Common Stock (assuming the Company does not issue the Series C). If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by September 29, 1998, the Company will be required to issue additional warrants to purchase Common Stock. The potential obligations for the warrants described above are based on certain future targets and accordingly the actual amount of warrants that may be issued pursuant to the Purchase Agreement cannot be determined at this time.

     The Series A and Series C are subject to redemption upon certain events including, but not limited to, a change in control of the Company or seven years from the date of the original issuance. However, as long as the Credit Facility is in place the redemption by the holder of the Series A and Series C is prohibited. If the Series A and Series C have not been converted five years subsequent to the date of issuance, the holder will receive increased participation on the Board of Directors, the dividend rate will increase to 12% and the Company may be required to issue additional warrants to purchase Common Stock.

     The Series A and the Series C, if issued, are subject to anti-dilution provisions which may ultimately decrease the conversion price resulting in the issuance of additional shares of Common Stock upon the conversion of the Series A and Series C.

     In connection with the Credit Facility and the Purchase Agreement, the Company issued an aggregate of 446,451 warrants to purchase Common Stock with exercise prices ranging from $0.01-$9.00 per share with a weighted average exercise price of $3.53 per share. The fair values per warrant based on the Black-Scholes valuation method range from $3.26-$4.75 per share. Certain of the warrants contain put rights.

     The Company's affiliation and expansion programs will require substantial capital resources. In addition, the operations and expansion of the Existing Practices, including the addition of Ancillary Service Facilities, and the IPA will require ongoing capital expenditures. The financing of future affiliations, business expansion and ongoing operations is anticipated to be provided by a combination of the Credit Facility, the Master Lease Agreement and cash flows from operations. In addition, the Company's short term liquidity is also affected by the amounts and timing of collections received on accounts receivable balances. No assurance can be given that the collections will be received on a timely basis or in amounts sufficient to meet the short term liquidity needs of the Company. See 'Business--BMJ Operations--Financial and Practice Management Systems.' The Company believes that the combination of the Credit Facility, the Master Lease Agreement and cash flows from operations will be sufficient to meet its currently anticipated operating and capital expenditure requirements and working capital needs through March 1999. In order to meet its affiliation and expansion goals as well as its long-term liquidity needs, the Company expects to incur, from time to time, additional short-term and long-term indebtedness and to issue additional debt and equity securities, the availability and terms of which will depend upon market and other conditions; and thus, no assurance can be given that such financing sources will be available on terms acceptable to the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants.............................................         40

Consolidated Balance Sheets at December 31, 1996 and 1997 and March 31, 1998...................         41

Consolidated Statements of Operations for the Years Ended December 31, 1996 and 1997 and for
  the Three Months Ended March 31, 1997 (unaudited) and 1998...................................         42

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1997
  and for the Three Months Ended March 31, 1998................................................         43

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1997 and for
  the Three Months Ended March 31, 1997 (unaudited) and 1998...................................         44

Notes to Consolidated Financial Statements.....................................................         45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
BMJ Medical Management, Inc.

We have audited the accompanying consolidated balance sheets of BMJ Medical Management, Inc. and subsidiaries (the Company) as of December 31, 1996, December 31, 1997, and March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 1997 and the three month period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMJ Medical Management, Inc. and subsidiaries at December 31, 1996, December 31, 1997, and March 31, 1998, and the consolidated results of their operations and their cash flows for the two years ended December 31, 1997 and the three month period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG, LLP

West Palm Beach, Florida
June 12, 1998, except for
     Note 10, as to which the date
     is June 30, 1998

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                       --------------------------     MARCH 31,
                                                                          1996           1997           1998
                                                                       -----------    -----------    -----------
                               ASSETS
Current assets:
  Cash and cash equivalents.........................................   $ 1,439,000    $ 2,849,000    $ 9,483,000
  Accounts receivable...............................................     5,817,000     23,222,000     25,794,000
  Prepaid expenses and other current assets.........................        29,000        157,000        539,000
  Due from physician groups, net....................................       426,000        721,000      2,250,000
                                                                       -----------    -----------    -----------
     Total current assets...........................................     7,711,000     26,949,000     38,066,000
Furniture, fixtures and equipment, net..............................     2,142,000      5,372,000      7,948,000
Management services agreements and other intangible assets, net of accumulated amortization of $663,000 at December 31, 1996,
  $8,023,000 at December 31, 1997, and $11,362,000 at March 31,
  1998..............................................................    15,447,000     46,878,000     45,064,000
Other assets........................................................        32,000      4,954,000      2,142,000
                                                                       -----------    -----------    -----------
Total assets........................................................   $25,332,000    $84,153,000    $93,220,000
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   149,000    $ 2,079,000    $ 1,706,000
  Accrued expenses..................................................       366,000      4,050,000      6,858,000
  Interest payable..................................................            --        640,000        520,000
  Accrued salaries and benefits.....................................       383,000      2,474,000      2,159,000
  Due to physician groups, net......................................     4,936,000             --             --
  Shareholder notes payable.........................................        40,000        991,000             --
  Current portion of long-term debt.................................        18,000      4,398,000        188,000
                                                                       -----------    -----------    -----------
     Total current liabilities......................................     5,892,000     14,632,000     11,431,000
Long-term debt, less current portion................................        59,000     20,452,000     17,929,000
Short term debt expected to be refinanced...........................            --     14,693,000      7,125,000
Minority interest...................................................            --        288,000        648,000

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock.......................................        30,000         42,000             --
  Common stock, $0.001 par value--15,000,000 shares authorized,
     4,787,000 shares issued and outstanding at December 31, 1996;
     25,000,000 shares authorized, 9,179,000 shares issued and
     outstanding at December 31, 1997; 35,000,000 shares authorized,
     17,384,000 shares issued and outstanding at March 31, 1998.....         5,000          9,000         17,000
  Additional paid-in capital........................................    21,088,000     67,352,000     97,801,000
  Accumulated deficit...............................................    (1,742,000)   (33,315,000)   (41,731,000)
                                                                       -----------    -----------    -----------
Total stockholders' equity..........................................    19,381,000     34,088,000     56,087,000
                                                                       -----------    -----------    -----------
Total liabilities and stockholders' equity..........................   $25,332,000    $84,153,000    $93,220,000
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED                    THREE MONTHS
                                                              DECEMBER 31,                  ENDED MARCH 31,
                                                       ---------------------------    ---------------------------
                                                          1996            1997           1997            1998
                                                       -----------    ------------    -----------    ------------
                                                                                      (UNAUDITED)

Practice revenues, net..............................   $ 6,029,000    $ 64,676,000    $ 8,656,000    $ 27,581,000
Less: amounts retained by physician groups..........    (2,912,000)    (27,703,000)    (4,188,000)    (12,892,000)
                                                       -----------    ------------    -----------    ------------
Management fee revenue..............................     3,117,000      36,973,000      4,468,000      14,689,000
Operating expenses:
  Medical support services..........................     2,844,000      31,215,000      3,352,000      12,053,000
  General and administrative........................     1,278,000      26,712,000      1,475,000       6,275,000
  Depreciation and amortization.....................       737,000       8,068,000        832,000       3,615,000
                                                       -----------    ------------    -----------    ------------
Total operating expenses............................     4,859,000      65,995,000      5,659,000      21,943,000
                                                       -----------    ------------    -----------    ------------
Operating loss......................................    (1,742,000)    (29,022,000)    (1,191,000)     (7,254,000)
Other expenses:
  Interest expense..................................            --       2,551,000             --       1,162,000
                                                       -----------    ------------    -----------    ------------
Net loss............................................   $(1,742,000)   $(31,573,000)   $(1,191,000)   $ (8,416,000)
                                                       -----------    ------------    -----------    ------------
                                                       -----------    ------------    -----------    ------------
Net loss per share--basic and diluted...............   $     (1.67)   $      (4.97)   $      (.25)   $       (.63)
                                                       -----------    ------------    -----------    ------------
                                                       -----------    ------------    -----------    ------------
Weighted average number of common shares
  outstanding--basic and diluted....................     1,043,000       6,351,000      4,794,000      13,306,000
                                                       -----------    ------------    -----------    ------------
                                                       -----------    ------------    -----------    ------------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       SERIES A    SERIES B    SERIES C    SERIES D    SERIES E
                                          NUMBER OF    PREFERRED   PREFERRED   PREFERRED   PREFERRED   PREFERRED
                                            SHARES       STOCK       STOCK       STOCK       STOCK       STOCK
                                          ----------   ---------   ---------   ---------   ---------   ---------
Balance at inception (January 16,
 1996)..................................               $     --     $    --     $    --     $    --     $    --
Initial issuance of convertible
 preferred stock........................   3,000,000     10,000      20,000          --          --          --
Issuance of common
 stock..................................     839,285         --          --          --          --          --
Issuance of common stock in connection
 with practice affiliation agreements...   3,947,497         --          --          --          --          --
Net loss................................                     --          --          --          --          --
                                                       ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1996............                 10,000      20,000          --          --          --
Issuance of convertible preferred
 stock..................................   1,184,740         --          --       3,000       2,000       7,000
Issuance of common stock in connection
 with practice affiliation agreements...   4,315,712         --          --          --          --          --
Issuance of common stock in exchange for
 services...............................      69,643         --          --          --          --          --
Issuance of options to purchase common
 stock..................................                     --          --          --          --          --
Issuance of stock purchase warrants for
 258,332 shares of common
 stock..................................                     --          --          --          --          --
Exercise of stock options...............       7,143
Net loss................................                     --          --          --          --          --
                                                       ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1997............                 10,000      20,000       3,000       2,000       7,000
Conversion of preferred stock to common
 stock..................................   2,989,100    (10,000 )   (20,000)     (3,000)     (2,000)     (7,000)
Conversion of convertible debentures....     571,428         --          --          --          --          --
Issuance of common stock in connection
 with practice affiliations.............      19,403         --          --          --          --          --
Issuance of options to purchase common
 stock..................................                     --          --          --          --          --
Issuance of stock purchase warrants for
 150,586 shares of common
 stock..................................                     --          --          --          --          --
Exercise of stock options...............      24,603         --          --          --          --          --
Issuance of common stock
 in connection with
 initial public offering, net of
 issuance
 costs of $7,033,000....................   4,600,000         --          --          --          --          --
Net loss................................                     --          --          --          --          --
                                                       ---------   ---------   ---------   ---------   ---------
Balance at March 31, 1998                              $     --     $    --     $    --     $    --     $    --
                                                       ---------   ---------   ---------   ---------   ---------
                                                       ---------   ---------   ---------   ---------   ---------

                                                    ADDITIONAL
                                           COMMON     PAID-IN     ACCUMULATED
                                            STOCK     CAPITAL       DEFICIT         TOTAL
                                           -------  -----------   ------------   -----------
Balance at inception (January 16,
 1996)..................................   $   --   $        --   $        --    $        --
Initial issuance of convertible
 preferred stock........................       --     6,970,000            --      7,000,000
Issuance of common
 stock..................................    1,000        11,000            --         12,000
Issuance of common stock in connection
 with practice affiliation agreements...    4,000    14,107,000            --     14,111,000
Net loss................................       --            --    (1,742,000 )   (1,742,000)
                                           -------  -----------   ------------   -----------
Balance at December 31, 1996............    5,000    21,088,000    (1,742,000 )   19,381,000
Issuance of convertible preferred
 stock..................................       --     6,237,000            --      6,249,000
Issuance of common stock in connection
 with practice affiliation agreements...    4,000    33,490,000            --     33,494,000
Issuance of common stock in exchange for
 services...............................       --       292,000            --        292,000
Issuance of options to purchase common
 stock..................................       --     4,665,000            --      4,665,000
Issuance of stock purchase warrants for
 258,332 shares of common
 stock..................................       --     1,580,000            --      1,580,000
Exercise of stock options...............
Net loss................................       --            --   (31,573,000 )  (31,573,000)
                                           -------  -----------   ------------   -----------
Balance at December 31, 1997............    9,000    67,352,000   (33,315,000 )   34,088,000
Conversion of preferred stock to common
 stock..................................    3,000        39,000            --
Conversion of convertible debentures....    1,000     3,999,000            --      4,000,000
Issuance of common stock in connection
 with practice affiliations.............       --       143,000            --        143,000
Issuance of options to purchase common
 stock..................................       --       375,000            --        375,000
Issuance of stock purchase warrants for
 150,586 shares of common
 stock..................................       --       722,000            --        722,000
Exercise of stock options...............       --         3,000            --          3,000
Issuance of common stock
 in connection with
 initial public offering, net of
 issuance
 costs of $7,033,000....................    4,000    25,168,000            --     25,172,000
Net loss................................       --            --    (8,416,000 )   (8,416,000)
                                           -------  -----------   ------------   -----------
Balance at March 31, 1998                  $17,000  $97,801,000   $(41,731,000)  $56,087,000
                                           -------  -----------   ------------   -----------
                                           -------  -----------   ------------   -----------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED                 THREE MONTHS ENDED
                                                               DECEMBER 31,                    MARCH 31,
                                                        ---------------------------    --------------------------
                                                           1996            1997           1997           1998
                                                        -----------    ------------    -----------    -----------
                                                                                       (UNAUDITED)

Operating activities:
  Net Loss...........................................   $(1,742,000)   $(31,573,000)   $(1,191,000)   $(8,416,000)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation....................................        74,000         676,000         25,000        268,000
     Amortization of management services agreements
       and deferred financing
       costs.........................................       663,000       8,084,000        807,000      4,310,000
     Interest expense converted to preferred
       stock.........................................            --          34,000             --             --
     Equity-based compensation expense...............            --      17,567,000             --      1,004,000
  Changes in operating assets and liabilities:
     Accounts receivable.............................      (449,000)     (4,700,000)      (334,000)    (2,525,000)
     Due from physician groups.......................      (426,000)     (3,062,000)    (2,811,000)    (1,529,000)
     Prepaid expenses and other current assets.......         2,000         177,000        (17,000)      (355,000)
     Accounts payable................................       149,000       1,930,000        (81,000)      (373,000)
     Accrued expenses................................       366,000       3,684,000        195,000      1,105,000
     Accrued salaries and benefits...................       383,000       2,383,000        174,000       (315,000)
     Interest payable................................            --         640,000             --       (120,000)
                                                        -----------    ------------    -----------    -----------
Net cash used in operating activities................      (980,000)     (4,160,000)    (3,233,000)    (6,946,000)
Investing activities:
  Purchases of furniture, fixtures and
     equipment.......................................      (697,000)       (969,000)      (109,000)    (1,679,000)
  Payments for management services
     agreements......................................      (206,000)    (10,123,000)            --     (1,271,000)
  Payments for deferred offering costs...............            --      (3,186,000)            --             --
  Cash used for acquisition of non-cash
     assets of affiliated practices..................    (3,707,000)    (13,230,000)            --       (175,000)
  Payments for deposits and other assets.............       (22,000)       (848,000)        (7,000)      (732,000)
                                                        -----------    ------------    -----------    -----------
  Net cash used in investing activities..............    (4,632,000)    (28,356,000)      (116,000)    (3,857,000)
Financing activities:
  Proceeds from debt issuance........................            --      41,664,000             --      7,404,000
  Payments on stockholder notes payable..............            --        (130,000)            --     (2,000,000)
  Proceeds from issuance of stockholder notes
     payable.........................................        40,000       5,507,000      1,867,000      1,000,000
  Proceeds from issuance of common stock.............        11,000              --             --     28,353,000
  Proceeds from issuance of preferred stock..........     7,000,000       5,164,000        765,000             --
  Proceeds from lines of credit......................            --              --             --      1,752,000
  Payments on borrowings.............................            --     (18,567,000)            --    (19,432,000)
  Minority interest..................................            --         288,000             --        360,000
                                                        -----------    ------------    -----------    -----------
Net cash provided by financing activities............     7,051,000      33,926,000      2,632,000     17,437,000
                                                        -----------    ------------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents........................................     1,439,000       1,410,000       (717,000)     6,634,000
Cash and cash equivalents at beginning
  of period..........................................            --       1,439,000      1,439,000      2,849,000
                                                        -----------    ------------    -----------    -----------
Cash and cash equivalents at end of period...........   $ 1,439,000    $  2,849,000    $   722,000    $ 9,483,000
                                                        -----------    ------------    -----------    -----------
                                                        -----------    ------------    -----------    -----------

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (INFORMATION PERTAINING TO MARCH 31, 1997 AND THE
                THREE MONTHS ENDED MARCH 31, 1997 IS UNAUDITED)

1. ORGANIZATION

     BMJ Medical Management, Inc. and its subsidiaries (the 'Company'), are engaged in managing physician groups focusing exclusively on musculoskeletal disease management, including ancillary services such as ambulatory surgery centers, rehabilitative therapy and magnetic resonance imaging. The Company also operates an Independent Physician Association (the 'IPA') that negotiates and administers payor contracts for the delivery of healthcare services. The Company manages physician groups under long-term management services agreements (the 'Management Services Agreements') with affiliated physician groups located in various states. The Company may also acquire certain assets under Asset Purchase Agreements, primarily accounts receivable and furniture, fixtures and equipment from these groups. The cost of these assets is determined based on their appraised or net realizable value. BMJ Medical Management, Inc. was incorporated in Delaware in January 1996.

     Under the Management Services Agreements, the Company provides a full range of administrative services required for a physician group's day-to-day nonmedical operations and employs substantially all of the nonmedical personnel utilized by the group. The nonclinical services provided include, but are not limited to, practice administration, practice support, data processing, business office management including billing and collecting, marketing, accounting, the provision of office space and equipment and the arrangement of group purchasing discounts for medical and nonmedical supplies and services. The Company may also assist the physician group in the recruitment of additional physicians and negotiation of managed care contracts which must be approved by the group.

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

     On December 23, 1997, the Board of Directors approved a five-for-seven reverse stock split of the Company's common stock. All common share and per share data presented herein give effect to such reverse stock split. Concurrent with the consummation of the Company's initial public offering (the 'IPO'), which occurred February 9, 1998, the Company's certificate of incorporation was amended to increase the Company's authorized common stock from 25,000,000 shares to 35,000,000 shares.

     The Company changed its fiscal year end from December 31 to March 31, effective March 1998. The financial statements presented include the transition period consisting of the three months ended March 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company does not consolidate the operating results and accounts of the physician groups since it does not own or control the groups it manages. The Company believes that the Management Services Agreements provide it with the preponderance of the net profits of the medical services furnished by the groups.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Consequently, the Company presents physician groups' revenues, net, less amounts retained by the physician groups as management fee revenue in the accompanying consolidated financial statements ('display method').

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

     There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the financial statements. The Company estimates that approximately 15% and 13% of practices revenues, net were received under government-sponsored health care programs (principally, the Medicare and Medicaid programs) during the years ended December 31, 1996 and 1997, respectively. The Company estimates that approximately 14% and 16% of practice revenues, net, were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the three months ended March 31, 1997 (unaudited) and the three months ended March 31, 1998, respectively. The physician groups have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

     Management fee revenue included in the accompanying consolidated statements of operations is comprised of the following:



                                                                 YEAR ENDED                THREE MONTHS ENDED
                                                                DECEMBER 31,                   MARCH 31,
                                                          -------------------------    --------------------------
                                                             1996          1997           1997           1998
                                                          ----------    -----------    -----------    -----------
                                                                                       (UNAUDITED)

Component based upon percentage of physician groups'
  net collected revenues...............................   $1,079,000    $ 6,105,000    $   912,000    $ 2,658,000
Reimbursement of non-physician affiliated practice
  expenses.............................................    2,038,000     30,868,000      3,556,000     12,031,000
                                                          ----------    -----------    -----------    -----------
Management fee revenue.................................   $3,117,000    $36,973,000    $ 4,468,000    $14,689,000
                                                          ----------    -----------    -----------    -----------
                                                          ----------    -----------    -----------    -----------

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

     For the three months ended March 31, 1998, SCOI comprised approximately 19% of management fee revenue. No other affiliated practices individually comprised 10% or more of management fee revenue. For the three months ended March 31, 1997 (unaudited), two affiliated practices; SCOI and STSC comprised approximately 59% and 32%, respectively, of management fee revenue.

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

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Cash and Cash Equivalents

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

  Management Services Agreements

     Management Services Agreements include consideration (cash, common stock or other consideration) paid to the physician groups for entering into Management Services Agreements, legal and accounting fees and other similar transaction costs. The Management Services Agreements are for a term of 40 years and eight agreements are subject to rescission by the respective physician group on the seventh anniversary. Under the original terms of the related Restricted Stock Agreements, if a physician left the practice within four years the common stock issued is returned to the applicable practice. Therefore, the Company amortized the costs of entering into Management Services Agreements over four years. The Company amended substantially all of its Restricted Stock Agreements during the first quarter of 1998 to eliminate the four-year vesting provisions. As a result, the Company has adjusted from the effective date of such amendments the amortization of the Management Services Agreements to the new useful lives of the agreements which will range from 7 to 25 years. Had these revisions and the related Affiliation Transactions and Management Service Agreements been reflected as of January 1, 1996, 1997 and 1998 in the accompanying financial statements as of January 1, 1996 and January 1, 1997, amortization expense would have decreased by approximately $6,551,000 and $491,000 for the years ended December 31, 1996 and 1997, respectively. Amortization expense would have decreased by approximately $574,000 and $2,200,000 for the three months ended March 31, 1997 (unaudited) and the three months ended March 31, 1998, respectively. Shares issued to physician practices that are subject to performance criteria are accounted for as compensation.

     The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred as of December 31, 1996, December 31, 1997 and March 31, 1998.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Due from Physician Groups, net

     Due from physician groups, net at December 31, 1996 consists of non-interest bearing short-term advances due to the Company. The amount due to physician groups at December 31, 1996, represents the net of (i) cash consideration related to the Management Services Agreements that is payable by the Company, without interest, at the earlier of the consummation of the IPO or the one year anniversary of the execution of the Management Services Agreements;
(ii) amounts due to the physician groups related to the ongoing monthly purchases of accounts receivable and (iii) amounts due from the physician groups relating to the monthly management fees and reimbursement to the Company for monthly medical support service costs. Amounts due from physician groups, net at December 31, 1997 and March 31, 1998, represents the net of (i) amounts due to the physician groups related to the ongoing monthly purchases of accounts receivable and (ii) amounts due from the physician groups relating to the monthly management fees and reimbursement to the Company for monthly medical support service costs.

  Accounting for Stock Based Compensation

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. SFAS No.123 allows either adoption of a fair value method of accounting for stock-based compensation plans or a continuation of accounting under Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations with supplemental disclosures. The Company has chosen to account for all employee stock-based compensation arrangements in accordance with APB Opinion No. 25 with related disclosures under SFAS No. 123, which requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB No. 25 for companies adhering to APB No. 25. As a result, the Company recognized compensation expense for stock options granted to employees with an exercise price below the fair value of the shares on the date of grant.

     Under the Company's stock option plans, the Company may also grant stock options for a fixed number of shares to independent consultants and contractors typically with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for these stock option grants using the fair value method of SFAS No. 123. The fair value for these options is estimated at the date of grant using the Black-Scholes option pricing model and recognized as compensation cost.

  Loss Per Common Share

     In February 1997, SFAS No. 128, Earnings Per Share, was issued. SFAS No. 128, which applies to entities with publicly held common stock, simplifies the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international earnings per share standards. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

     On February 3, 1998, due to the issuance of SFAS No. 128, the Securities and Exchange Commission (the 'SEC') revised its Staff Accounting Bulletin (SAB) relative to the treatment of common shares and common equivalent shares issued at prices below the estimated public offering price during the 12 months immediately preceding the date of the initial filing of the registration statement. The revised SAB recognizes only nominal issuances of common shares and common equivalent shares as outstanding for all periods presented. The Company has not issued any nominal shares during the periods presented in the consolidated statements of operations. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
     Basic net loss per share, is calculated using the weighted average number of common shares outstanding during the respective periods. Potentially dilutive securities are not included in the computation of net loss per share as their effect is antidilutive.

  Financial Instruments

     The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value as of December 31, 1996, December 31, 1997 and March 31, 1998 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of the Company's borrowings approximate their fair value due to the recent issuance of such borrowings which represent current market value.

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES

     Effective July 1, 1996, the Company entered into an affiliation transaction with LVBMJ, under which the Company would receive as a management fee 50% of the net collected revenues of LVBMJ and would be responsible for all the clinic overhead expenses (medical support services). In connection with this transaction, on July 1, 1996, the Company issued 321,429 shares of common stock recorded at $1.26 per share. This agreement was amended on July 1, 1997. Under the terms of the Amended and Restated Management Services Agreement between LVBMJ and the Company, effective July 1, 1997 (the LVBMJ Management Services Agreement), the Company paid $320,000 in cash, issued an additional 48,594 shares of common stock (effective July 1, 1997) recorded at $7.56 per share representing total stock consideration of $772,367 in connection with this transaction. Effective July 1, 1997, the Company and LVBMJ amended and restated their agreement to adjust the management fee to 10% of net collected revenues plus reimbursement of clinic overhead expenses. The aggregate consideration of $1,106,916, including transaction costs of $14,549, has been allocated as follows: furniture, fixtures and equipment $50,000, and Management Services Agreement--$1,056,916. The LVBMJ Management Services Agreement provided that the Company may be required to issue shares of common stock as additional consideration based on actual collections of the practice during the twelve month period ended March 1998. As a result the Company expects to issue approximately 120,000 shares based on such collections. The value of any subsequently issued shares will increase the cost of the LVBMJ Management Services Agreement.

     On November 22, 1996, the Company entered into an Asset Purchase Agreement with SCOI, a California general partnership, in exchange for $5,930,897 in cash and a Management Services Agreement, effective November 1, 1996 (SCOI Management Services Agreement), in exchange for the issuance of 2,857,140 shares of common stock recorded at $3.78 per share. The number of shares issued in connection with this transaction were subject to a recalculation effective November 1, 1997.

     The SCOI Management Services Agreement calls for management fees to be earned by the Company equal to 3 1/3% of the net collected revenues until certain conditions are met at which time the management fee will increase to 6 2/3% of net collected revenues. At the time of filing of a preliminary prospectus for the IPO of the Company's common stock with the SEC that becomes effective within 90 days, the management fee will increase to 10% of the net collected revenues. For the period from January 1, 1997 through March 31, 1997, the Company recognized management fees under the SCOI Management Services Agreement of 3 1/3% of net collected revenues. For the period from January 1, 1998 through February 9, 1998, the effective date of the IPO, the Company recognized management fees of 6 2/3% of net collected revenues and from February 10, 1998 through March 31, 1998, recognized management fees of 10% of net collected revenues. On April 1, 1997, the Company entered into a Management Services Agreement with COSI, owned by the SCOI physicians, in exchange for 392,857 shares of common stock recorded at $3.78 per share, representing consideration of $1,485,000. The number of shares issued in connection with this transaction were also subject to recalculation during the fourth quarter of 1997. The aggregate consideration of $18,336,999, including transaction costs of $121,102, has been

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED) allocated as follows: net accounts receivable--$4,448,000, furniture, fixtures and equipment--$1,441,920, supplies--$30,897, deposits--$10,080 and Management Services Agreements--$12,406,102. In accordance with the recalculation provisions, the Company issued additional shares of common stock to the SCOI physicians for both the SCOI and COSI recalculation in the fourth quarter of 1997. These shares and 714,286 of the original 2,857,140 shares issued in November 1996 in connection with the SCOI transaction represent consideration based upon performance and have been accounted for as non-cash equity-based compensation expense.

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

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED)
     Effective July 1, 1997, the Company entered into two separate Asset Purchase Agreements and Management Services Agreements with Sun Valley Orthopaedic Surgeons, an Arizona general partnership (Sun Valley) and Robert O. Wilson, M.D., P.C., an Arizona professional corporation, both located in Sun City, Arizona, in exchange for an aggregate amount of $616,125 in cash and the issuance of 141,332 shares of common stock recorded at $7.56 per share, representing consideration of $1,068,471. Sun Valley has the right to receive additional consideration if the fair market value of the Company's common stock, as determined on July 1, 1998, is less than $9.10. The additional consideration would be determined by multiplying the per share dollar amount below $9.10 by 36,318 shares and would be payable in full in cash no later than July 31, 1998. The aggregate consideration of $2,075,553, including transaction costs of $121,478, has been allocated as follows: accounts receivable--$457,000, furniture, fixtures and equipment--$67,500, supplies--$7,000, deposits--$4,564, and Management Services Agreement--$1,539,489 (including the additional consideration of $269,479).

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

     Effective August 1, 1997, the Company entered into separate Asset Purchase Agreements with Broward Orthopaedic Specialists, Inc., a Florida corporation (Broward), Terence Matthews, M.D. P.A., Wylie Scott, M.D. P.A. and Mitchell S. Seavey, M.D. and a Management Services Agreement with Broward (Broward Management Services Agreement), in exchange for $3,938,996 in cash, a promissory note issued to Dr. Seavey for $283,502 and the issuance of 446,977 shares of common stock recorded at $7.56 per share, representing consideration of $3,379,147. The aggregate consideration of $8,015,174, including transaction costs of $413,529, has been allocated as follows: accounts receivable--$1,685,000, furniture, fixtures and equipment--$420,000 and

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED)
Management Services Agreement--$5,910,174. The Broward Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended July 1998. The value of any subsequently issued shares will increase the cost of the Broward Management Services Agreement.

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

     In October 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (OSA Management Services Agreement) with Orthopaedic Surgery Associates, P.A., a Florida professional corporation (OSA) in exchange for $4,396,250 in cash, issuance of a promissory note for $2,377,701, bearing interest at 8.5%, annually and the issuance of 221,819 shares of common stock recorded at $8.40 per share, representing consideration of $1,863,276. The aggregate consideration of $9,149,979, including transaction costs of $512,752, has been allocated as follows: accounts receivable--$2,000,000, furniture, fixtures and equipment--$500,000, and Management Services Agreement--$6,649,979. The OSA Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998 and 1999. The total number of shares to be issued will depend on actual collections of the practice for the twelve month periods ended August 1998 and 1999. The value of any subsequently issued shares will increase the cost of the OSA Management Services Agreement.

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

     In October 1997, the Company entered into an Asset Purchase Agreement and a Management Services Agreement (BIOS Management Services Agreement) with Broward Institute of Orthopaedic Specialties, P.A., a Florida professional association
(BIOS), in exchange for $119,311 in cash, the issuance of promissory notes for $3,466,252, bearing interest at 8% annually, and the issuance of 182,312 shares of common stock recorded at $8.40 per share, representing consideration of $1,531,422. The aggregate consideration of $5,076,985, including transaction costs of $24,000, has been allocated as follows: advances--$800,000, furniture, fixtures, and equipment--$281,197, supplies--$61,189, deposits--$37,966 and Management Services Agreement--

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED)
$3,896,633. The BIOS Management Services Agreement provides that the Company may be required to issue more shares of common stock as additional consideration during 1998. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended August 1998. The value of any subsequently issued shares will increase the cost of the BIOS Management Services Agreement.

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

     In March 1998, the Company entered into a Management Services Agreement with Rene Lucas, M.D. in exchange for $102,824 in cash and the issuance of 19,403 shares of common stock recorded at $7.38 per share, representing consideration of $143,194. A portion of the aggregate consideration of $284,286 including transaction costs of $38,365, has been allocated to Management Services Agreement--$237,486 with the remainder allocated primarily to fixed assets and accounts receivable.

     In March 1998, the Company entered into a Management Services Agreement with Stateline Medical Center, LLP, located in Stateline and Zephyr Cove, Nevada, in exchange for $1,237,938 in cash. The aggregate consideration of $1,258,926, including transaction costs of $20,988, has been allocated to Management Services Agreement--$1,147,797 with the remaining purchase price allocated primarily to fixed assets, accounts receivable and other assets.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Seaview Orthopaedic & Medical Associates, a New Jersey general partnership ('Seaview'), in exchange for $3,804,959 in cash and the issuance of convertible promissory notes for $1,543,000, bearing interest at 5% and convertible to shares of common stock at a conversion rate of $8.75 on the unpaid principal amounts. The aggregate consideration of $5,470,959, including transaction costs of $123,000, has been allocated to Management Service Agreements--$4,945,959 with the remaining purchase price allocated primarily to fixed assets. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended March 1999. The value of any subsequently issued shares will increase the cost of the Seaview Management Services Agreement.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Community Orthopedics and Pain Management, a Florida corporation ('Community'), in exchange for $611,250 in cash and the issuance of a convertible promissory note for $603,750, bearing interest at 5% and convertible to shares of common stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $1,235,000, including transaction costs of $20,000, has been allocated to Management

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED) Service Agreement--$230,950 with the remaining purchase price allocated primarily to the fixed assets and accounts receivable.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Steven P. Hirsh, D.P.M., P.A., a Florida professional association ('Hirsch'), in exchange for $159,500 in cash and the issuance of a convertible promissory note for $129,500, bearing interest at 5% and convertible to shares of common stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $301,950, including transaction costs of $12,950, has been allocated to Management Service Agreement--$230,950 with the remaining purchase price allocated primarily to fixed assets and acounts receivable.

     In April 1998, the Company entered into a Management Services Agreement with Douglas A. Bobb, D.O., in exchange for the issuance of 157,071 shares of common stock recorded at $7.38 per share, representing consideration of $1,158,399. All of the consideration has been allocated to the Management Services Agreement.

     During April 1998, BMJ of Chandler, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Warner Medical Park Outpatient Surgery, Inc., for $1,800,000. In April 1998, Surgical Associates of Bakersfield, Limited Partnership, a limited partnership controlled by the Company, acquired all of the assets of Kern Surgery Center, a California limited partnership, for $2,400,000. These transactions have been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price has been allocated as follows: accounts receivable $177,000, furniture and fixtures $261,000, goodwill and other intangibles $3,531,000, with the remaining purchase price allocated primarily to other assets. The Company is depreciating the related assets acquired over their estimated useful lives, ranging from three to seven. Goodwill is being amortized over its estimated remaining life of 25 years.

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

     The STSC Management Services Agreement permits STSC and individual physicians to rescind the Affiliation Transaction on November 1, 2003. In the event of a rescission of the transaction, the transaction will be unwound, with the assets (other than the accounts receivable) acquired by the Company being returned to STSC, and the purchase price paid therefore being returned to the Company. In addition, the physician owners and the employed physicians, if any, who received common stock of the Company in connection with the transaction will be required to return 50% of such capital stock to the Company. In addition, the Management Services Agreements for eight other practices comprising 30 physicians contain provisions that permit the practices to rescind their Affiliation Transaction on their respective seventh (sixth in one instance) anniversaries.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES--(CONTINUED)
The cost to enter into the Management Services Agreements and acquire the assets, including transaction costs, was as follows:

                                                          DECEMBER 31,
                                                   --------------------------     MARCH 31,
                                                      1996           1997           1998
                                                   -----------    -----------    -----------
Cost of acquiring the Management Services
  Agreements....................................   $16,110,000    $54,233,000    $55,618,000
Accounts receivable.............................     6,152,000     18,907,000     18,954,000
Furniture, fixtures and equipment...............     1,867,000      4,719,000      4,803,000
Advances........................................            --        800,000        800,000
Other...........................................        62,000        237,000        264,000
                                                   -----------    -----------    -----------
Total...........................................   $24,191,000    $78,896,000    $80,439,000
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------

4. FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consist of the following:

                                                          DECEMBER 31,
                                                   --------------------------     MARCH 31,
                                                      1996           1997           1998
                                                   -----------    -----------    -----------
Office, computer, and telephone equipment.......   $   999,000    $ 3,162,000    $ 3,368,000
Medical equipment...............................       659,000      1,717,000      3,156,000
Furniture and fixtures..........................       558,000      1,121,000      1,217,000
Construction-in-progress, ambulatory surgery
  centers.......................................            --        125,000      1,225,000
Less: accumulated depreciation..................        74,000        750,000      1,018,000
                                                   -----------    -----------    -----------
Furniture, fixtures and equipment, net..........   $ 2,142,000    $ 5,372,000    $ 7,948,000
                                                   -----------    -----------    -----------
                                                   -----------    -----------    -----------

5. LEASES

     The Company, as part of the MSA, is obligated under certain lease agreements for offices and certain equipment which have terms ranging from three to ten years and are considered reimbursable to the Company under the terms of the MSA. In some circumstances, these lease arrangements are with entities owned or controlled by physician stockholders. Future minimum payments under noncancelable leases with lease terms in excess of one year at March 31, 1998, are summarized as follows:

                                                          OPERATING LEASES
                                                          ----------------
1999...................................................   $      2,100,000
2000...................................................          1,559,000
2001...................................................          1,349,000
2002...................................................          1,091,000
2003...................................................            744,000
Thereafter.............................................          4,419,000
                                                          ----------------
Total minimum lease obligations........................   $     11,262,000
                                                          ----------------
                                                          ----------------

     Rent expense for the years ended December 31, 1996 and 1997 under all operating leases was approximately $602,000 and $1,926,000, respectively.

     Rent expense for the three months ended March 31, 1997 (unaudited) and the three months ended March 31, 1998 under all operating leases was approximately $90,000 and $1,191,000 respectively.

     The Company has assumed leases between affiliated medical practices and entities controlled by equity owners in the related practices. Amounts charged to expense for these leases were $193,000 and $1,226,000 for

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. LEASES--(CONTINUED)
the years ended December 31, 1996 and 1997, respectively. Amounts charged to expense for these leases were $70,000 and $239,000 for the three months ended March 31, 1997 (unaudited) and March 31, 1998, respectively. The commitments under these leases are included above.

     On August 1, 1997, in connection with a $5,000,000 loan (see Note 9) the Company entered into an agreement (the Master Lease Agreement) with a lender pursuant to which the lender agreed to purchase and lease certain equipment to the Company on the terms and conditions contained in the Master Lease Agreement. No transactions have occurred with respect to the Master Lease Agreement. In connection with the Master Lease Agreement, the Company issued to the lender a warrant to purchase up to 5,000 shares of the Company's Series E Preferred Stock at a price per share equal to $6.00. This warrant is exercisable for a period of 7 years. The fair value per share for this warrant based on the Black-Scholes valuation method is $4.29 using the assumptions described in Note 6 and the actual life of the warrant. In November 1997, the Master Lease Agreement was increased to $1,500,000 and an additional 10,000 warrants were issued for the purchase of Series E Preferred Stock at a price per share equal to $6.00. The fair value per share for this warrant based on the Black-Scholes valuation method is $4.29 using the assumptions described in Note 6 and the actual life of the warrant.

6. STOCK OPTION PLAN

     On May 6, 1996, and subsequently amended on May 30 and December 31, 1997, the Company's Board of Directors approved the 1996 Stock Option Plan (the Option
Plan), which provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Option Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors, independent consultants and contractors and the physicians employed by the medical groups with which the Company is affiliated through the MSAs are eligible to participate in the Option Plan, which will terminate no later than May 6, 2006. The granting and vesting of options under the Option Plan are authorized by the Company's Board of Directors or a committee of the Board of Directors. Under the terms of the Option Plan, incentive stock options vest pro rata over four years, except for options covering 10,715 shares which vested at the completion of the IPO, have an exercise price of $0.49 per share, and expire ten years from the date of grant. None of the incentive stock options were exercisable as of December 31, 1996. During 1997, the Company granted stock options to employees at exercise prices ranging from $0.01 to $4.90 per share. In accordance with the provisions of the option plan, the options vest over a four year period. During August and December 1997, the Company modified the vesting terms of all the options such that these options vested immediately. Total compensation expense related to the granting of options and acceleration of the vesting for the year ended December 31, 1997 based on a fair value ranging from $3.78 to $8.40 per share amounted to $4,665,000. Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998; risk-free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .68; and a weighted-average expected option life of four years.

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

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. STOCK OPTION PLAN--(CONTINUED)
  Information regarding these option plans is as follows:

                                                                           NUMBER OF    WEIGHTED AVERAGE
                                                                            SHARES       EXERCISE PRICE
                                                                           ---------    ----------------
  Options outstanding at inception......................................          --        $     --
     Granted............................................................     110,715            0.27
     Exercised..........................................................          --              --
     Canceled...........................................................          --              --
                                                                           ---------
  Options outstanding at December 31, 1996..............................     110,715
     Granted............................................................   1,139,830            1.48
     Exercised..........................................................      (7,143)           0.01
     Canceled...........................................................     (96,429)           0.55
                                                                           ---------
  Options outstanding at December 31, 1997..............................   1,146,973
     Granted............................................................     307,430            4.11
     Exercised..........................................................      (7,143)           0.49
     Canceled...........................................................          --              --
                                                                           ---------
     Options outstanding at March 31, 1998..............................   1,447,260
                                                                           ---------
                                                                           ---------
  Exercisable at December 31, 1996......................................          --
                                                                           ---------
  Exercisable at December 31, 1997......................................   1,146,973
                                                                           ---------
                                                                           ---------
  Exercisable at March 31, 1998.........................................   1,268,261
                                                                           ---------
                                                                           ---------

  Reserved for future option grants at March 31, 1998...................     552,740
                                                                           ---------
                                                                           ---------
  Weighted average fair value of options granted during 1996............                    $   2.20
                                                                                        ----------------
                                                                                        ----------------
  Weighted average fair value of options granted during 1997............                    $   4.76
                                                                                        ----------------
                                                                                        ----------------
  Weighted average fair value of options granted during 1998............                    $   6.25
                                                                                        ----------------
                                                                                        ----------------

     The following table sets forth information about stock options outstanding at March 31, 1998:

                                                      WEIGHTED
                                                       AVERAGE      WEIGHTED
                               NUMBER OUTSTANDING     REMAINING     AVERAGE     NUMBER EXERCISABLE
RANGE OF                             AS OF           CONTRACTUAL    EXERCISE          AS OF
EXERCISE PRICES                  MARCH 31, 1998         LIFE         PRICE        MARCH 31, 1998
----------------------------   ------------------    -----------    --------    ------------------
$0.01.......................          200,715            9.1         $ 0.01            200,715
$0.35-$0.84.................          798,572            8.7         $ 0.63            798,572
$2.35-$7.19.................          447,973            9.7         $ 5.47            268,974
                               ------------------                               ------------------
$0.01-$7.19.................        1,447,260            9.1         $ 2.04          1,268,261
                               ------------------                               ------------------
                               ------------------                               ------------------

     The pro forma effects of adopting SFAS No. 123's fair value based method for the year ended December 31, 1996 and March 31, 1997 (unaudited) was not materially different from the corresponding APB Opinion No. 25 intrinsic value methodology because the options granted in 1996 and the three months ending March 31, 1997 were primarily issued near the period end and the fair value of the Company's stock was $3.78 as of December 31, 1996 and March 31, 1997. Accordingly, pro forma stock-based compensation in 1996 and the three months ending March 31, 1997 is substantially less than would result from a full year's compensation expense amortization and a higher valuation of the common stock. The effects of applying SFAS No. 123 during the years ended December 31, 1996 and 1997 and three months ended March 31, 1997 (unaudited) and March 31, 1998 are not likely to be representative of the effects on pro forma net income for future years because the vesting of options will cause additional incremental expense to be recognized in future periods. The Company's

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. STOCK OPTION PLAN--(CONTINUED)
pro forma information for the year ended December 31, 1997 and three months ended March 31, 1998 are as follows:

                                                                      1997           1998
                                                                  ------------    -----------
Pro forma net loss.............................................   $(32,030,000)   $(8,828,000)
                                                                  ------------    -----------
                                                                  ------------    -----------
Pro forma net loss per share...................................   $      (5.04)   $      (.66)
                                                                  ------------    -----------
                                                                  ------------    -----------

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

     Shares of common stock reserved for future issuance at March 31, 1998 is as follows:

Options................................................................   1,447,260
Warrants...............................................................     391,458
                                                                          ---------
                                                                          1,838,718
                                                                          ---------
                                                                          ---------

7. STOCKHOLDERS' EQUITY

     Stockholders' equity consists of the following:

                                                                             DECEMBER 31,
                                                                     ----------------------------     MARCH 31,
                                                                         1996            1997            1998
                                                                     ------------    ------------    ------------
Convertible preferred stock--Series A, $0.01 par value-- 999,999
  shares authorized, issued and outstanding.......................   $     10,000    $     10,000    $         --
Convertible preferred stock--Series B, $0.01 par value-- 2,000,001
  shares authorized, issued and outstanding.......................         20,000          20,000              --
Convertible preferred stock--Series C, $0.01 par value-- 254,999
  shares authorized, issued and outstanding.......................             --           3,000              --
Convertible preferred stock--Series D, $0.01 par value-- 189,000
  shares authorized, 188,072 shares issued and outstanding........             --           2,000              --
Convertible preferred stock--Series E, $0.01 par value-- 1,300,025
  shares authorized, 741,669 shares issued and outstanding........             --           7,000              --
Convertible preferred stock--Series A-1, B-1, D-1 and E-1, $0.01 par value--4,489,025 shares authorized; none issued and
  outstanding.....................................................             --              --              --
Common stock, $0.001 par value--15,000,000 shares authorized,
  4,787,000 shares issued and outstanding at December 31, 1996;
  25,000,000 shares authorized, 9,179,000 shares issued and
  outstanding at December 31, 1997; 35,000,000 shares authorized,
  17,384,000 shares issued and outstanding at March 31, 1998......          5,000           9,000          17,000
Additional paid-in capital........................................     21,088,000      67,352,000      97,801,000
Accumulated deficit...............................................     (1,742,000)    (33,315,000)    (41,731,000)
                                                                     ------------    ------------    ------------
                                                                     $ 19,381,000    $ 34,088,000    $ 56,087,000
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. STOCKHOLDERS' EQUITY--(CONTINUED)
     On May 6, 1996, the Company issued 839,285 shares of $.001 par value common stock for cash consideration of $0.01 per share, which resulted in proceeds to the Company of approximately $12,000.

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

     All classes of convertible preferred stock have the right to share in any dividends declared and paid or set aside for the common stock of the Company, pro rata, in accordance with the number of shares of common stock into which such shares of preferred stock are then convertible; liquidation preference of the original issuance price per share; and voting rights equal to the number of shares of common stock into which the preferred stock is then convertible. All classes of preferred shares were converted into common shares at a ratio of 7:5 upon the occurrence of the IPO. The holders of the convertible preferred stock were not entitled to payment of any accrued but unpaid dividends. As more fully described in Note 9, certain of the Company's debt agreements prohibit the Company from declaring or paying dividends.

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

     On September 16, 1997, the Company filed a registration statement relating to its common stock with the Securities and Exchange Commission. This registration statement became effective on February 4, 1998 and the Company issued 4,000,000 shares of common stock to the public at a price of $7.00 per share. The offering was completed on February 9, 1998. On March 4, 1998, the underwriters exercised their overallotment option and the Company issued an additional 600,000 shares of common stock at a price of $7.00 per share. Costs of the offering reduced the net proceeds by $7,033,000. Concurrent with this offering, the Company's certificate of incorporation was amended to increase the Company's authorized common stock from 25,000,000 shares to 35,000,000 shares.

     See Note 10 for additional equity transactions.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

                                                           DECEMBER 31,
                                                      -----------------------     MARCH 31,
                                                        1996         1997           1998
                                                      --------    -----------    -----------
Deferred tax assets:
  Amortization of intangible assets................   $188,000    $ 6,000,000    $ 6,900,000
  Accrued expenses.................................    174,000        278,000        882,000
  Stock option deduction for books.................         --      1,802,000      2,200,000
  NOL carry-forward................................    319,000      3,719,000      5,400,000
                                                      --------    -----------    -----------
  Deferred tax assets..............................    681,000     11,799,000     15,382,000
  Less valuation allowance.........................   (670,000)   (11,558,000)    15,094,000
                                                      --------    -----------    -----------
  Total deferred tax assets........................     11,000        241,000        288,000
Deferred tax liabilities:
  Depreciation.....................................    (11,000)      (241,000)      (288,000)
                                                      --------    -----------    -----------
Total deferred tax liabilities.....................         --       (241,000)      (288,000)
                                                      --------    -----------    -----------
Total net deferred taxes...........................   $      0    $         0    $         0
                                                      --------    -----------    -----------
                                                      --------    -----------    -----------

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $670,000 and $11,558,000 and $15,094,000 valuation allowance at December 31, 1996 and 1997, and March 31, 1998, respectively, is necessary to reduce the deferred tax assets to the amount that will more than likely be realized. The change in the valuation allowance for the two years ended December 31, 1997 was $670,000 and $10,880,000, respectively, and the change in the valuation allowance for the three months ended March 31, 1998 was $3,536,000.

     At December 31, 1996 and 1997 and March 31, 1998, the Company has available net operating loss carryforwards of $826,000, $9,631,000 and $14,093,000 respectively, which expire in the years 2011 through 2013. The Company has had two ownership changes as defined by the Internal Revenue Code Section 382 and as such, net operating loss carryforwards of approximately $11,608,000 at March 31, 1998, are limited to a utilization restriction of approximately $4,500,000 per year.

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                         YEAR ENDED        THREE MONTHS ENDED
                                                        DECEMBER 31,            MARCH 31,
                                                      ----------------    ---------------------
                                                       1996      1997        1997         1998
                                                      ------    ------    -----------    ------
                                                                          (UNAUDITED)

Tax at U.S. statutory rate.........................   (34.0%)   (34.0%)      (34.0%)     (34.0%)
State taxes, net of federal........................    (4.6%)    (4.1%)       (4.6%)      (4.6%)
Non-deductible items...............................     0.2%      3.6%         0.1%         .2%
Change in valuation allowance......................    38.4%     34.5%        38.5%       42.0%
Other..............................................     0.0%      0.0%         0.0%       (3.6%)
                                                      ------    ------    -----------    ------
                                                        0.0%      0.0%         0.0%        0.0%
                                                      ------    ------    -----------    ------
                                                      ------    ------    -----------    ------

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. BORROWINGS

     Borrowings consist of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------     MARCH 31,
                                                                  1996            1997            1998
                                                              ------------    ------------    ------------
Borrowing under senior revolving lines of credit...........     $     --      $  6,113,000    $  7,865,000
Secured term note due June 29, 1998, plus interest at prime
  plus 4% (12.5% at March 31, 1998)........................           --                --       6,992,000
Senior secured term note, payable in monthly installments
  of $90,000 through December 31, 2000, plus interest at
  prime plus 3.5% (12% at December 31, 1997 and March 31,
  1998)....................................................           --         3,250,000       3,250,000
Secured term note due January 1, 1999, plus interest at
  prime plus 3.5% (12% at December 31, 1997)...............           --         2,500,000              --
Subordinated debt, payable in monthly installments of
  $257,000 through December 31, 2000, including interest at
  14% until January 1, 1998, increasing to 15%
  thereafter...............................................           --         7,332,000       5,729,000
Subordinated convertible debentures, due August 31, 2000,
  plus interest, payable semiannually at 6%................           --         4,000,000              --
Promissory notes to physicians due at various dates ranging
  from, January 2, 1998 to January 31, 1999, plus interest
  at rates ranging from 6% to 11%..........................                     12,909,000         373,000
Shareholder notes payable..................................       40,000         4,366,000         991,000
Other......................................................       77,000            64,000          42,000
                                                              ------------    ------------    ------------
                                                                 117,000        40,534,000      25,242,000
Less current portion.......................................       58,000         5,389,000         188,000
                                                              ------------    ------------    ------------
                                                                $ 59,000      $ 35,145,000    $ 25,054,000
                                                              ------------    ------------    ------------
                                                              ------------    ------------    ------------

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

     From March 1997 to March 31, 1998, the Company entered into a series of credit agreements with its senior lender secured by the accounts receivable acquired from each of the affiliated physician groups. The Company may borrow up to an aggregate limit of $23,000,000, subject to a borrowing base of 85% of eligible accounts receivable. Outstanding loans bear interest at the prime rate plus 1.75% (10.25% at December 31, 1997 and March 31, 1998) and mature at various dates ranging from March 1999 to December 1999. The credit agreements and term loans with its senior lender require the Company to maintain a prescribed level of tangible net worth and interest coverage and place limitations on indebtedness, liens and investments, and prohibit the payment of dividends. At December 31, 1997 and March 31, 1998, amounts outstanding under these agreements were $6,113,000 and $7,865,000, respectively, the maximum allowable under the borrowing base restriction.

     On June 30, 1997, the Company obtained a senior credit facility to fund practice affiliations with its senior lender secured by a lien on substantially all of the assets of the Company. The Company may borrow up to

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. BORROWINGS--(CONTINUED)
$3,250,000 for practice affiliations, of which $3,250,000 was outstanding as of March 31, 1998 and December 31, 1997. The loan bears interest at the prime rate plus 3.5% (12% at March 31, 1998 and December 31, 1997). Interest only is payable through March 31, 1998, at which time the loan converts to a term loan repayable in 36 monthly installments. The credit facility contains various covenants including the right of the lender to declare the loan due and payable upon the occurrence of a material adverse change in the financial condition or business prospects of the Company. In addition, in September 1997, the Company issued the senior lender a warrant to purchase 28,570 shares of the Company's common stock for nominal cash consideration. The warrant contains put rights which were exercised during the three month period ended March 31, 1998. The value of the put rights is being amortized over the life of the related debt. Under this facility, $1,500,000 of the Company's obligations are guaranteed by the Company's President and other stockholders, and in connection therewith the Company issued warrants to purchase an aggregate of 9,525 shares of common stock for nominal cash consideration which are exercisable for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrants.

     On August 1, 1997 and August 22, 1997, the Company entered into subordinated loan agreements, with two different lenders, in the principal amounts of $5,000,000 ('Comdisco') and $1,500,000 ('Cedar'). On November 14, 1997, Comdisco provided an additional $1 million of financing under an additional subordinated loan agreement. The loans are secured by liens on all of the Company's tangible and intangible personal property. The loans mature on December 31, 2000, however, within the 45 days subsequent to the effective date of the IPO (amended in the case of Comdisco to June 30, 1998 and paid off within 45 day requirement in the case of Cedar), the Company is obligated to prepay the loans in full. These loans and the liens granted to the respective lenders are subordinated in all respects to the current and future indebtedness of the Company under the senior credit facility described above. The loans initially provided for interest at 14% per annum, which increased to 15% on January 1, 1998.

     In connection with the Comdisco and Cedar loans the Company issued warrants to purchase up to 125,000 and 37,500 shares, respectively, of the Company's Series E Preferred Stock at a price per share equal to $6.00. As the IPO was not effective by December 31, 1997, the warrants increased to 133,000 and 40,000, respectively. These warrants are immediately exercisable for a period of 10 years or 5 years, respectively, from the effective date of the IPO. The fair value per warrant based on the Black-Scholes valuation method is $3.77 per share using the assumptions described in Note 6 and the actual life of the warrant. In addition, pursuant to stock purchase agreements dated as of July 31, 1997 and August 18, 1997, the Company issued 166,667 and 41,667 shares, respectively, of Series E Preferred Stock to the lenders for an aggregate purchase price of $1,250,000. The Cedar loan was repaid in February 1998.

     On September 9, 1997, the Company issued and sold $4,000,000 in aggregate principal amount of its subordinated convertible debentures due August 31, 2000 (the 'Debentures') pursuant to the Convertible Debenture Purchase Agreement, dated as of September 9, 1997 (the 'Debenture Purchase Agreement'). The Debentures were purchased by the Company's President, certain stockholders and certain of the Company's underwriters. The Debentures bore interest at 6% per annum and the unpaid principal amount of the Debentures was due on August 31, 2000. The Debentures were converted into 571,428 shares of Common Stock as of March 31, 1998. As an inducement conversion of such debentures, the Company issued 136,000 warrants with an exercise price of $7.00 per share. The fair value per warrant based on the Black-Scholes valuation method using the assumption described in Note 6 resulted in expenses of $604,000 which is included in the accompanying consolidated statement of operations for the three month period ended March 31, 1998.

     On October 14, 1997, the Company obtained short-term financing in the form of a secured term note from its senior lender, to fund practice affiliations in an aggregate amount of $2,500,000. The note was secured by a lien on substantially all of the assets of the Company. The loans bore interest at the prime rate plus 3.5% (12% December 31, 1997 with interest only payable through December 31, 1997 and the entire principal amount was

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. BORROWINGS--(CONTINUED)
due and payable on January 1, 1999. In connection with this loan agreement, the Company paid to the lender a fee in the amount of $300,000 when the loan was repaid in February 1998.

     On October 15, 1997, the Company obtained short-term bridge financing in the aggregate amount of $3,375,000 from certain stockholders, including its President, to fund practice affiliations. In connection with these loans, the Company issued warrants to such stockholders to purchase an aggregate of 48,215 shares of Common Stock at an exercise price of $0.01 per share which are immediately exercisable for a period of 5 years. The fair value per warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant. The loan bore interest at the prime rate plus 3.5% (12% at December 31, 1997). The principal amounts and accrued interest were repaid in February 1998.

     During October and November 1997, in connection with several practice affiliations, the Company issued promissory notes that in the aggregate total $12,909,000 (Physician Notes). These outstanding promissory notes bear interest ranging from 6% to 11%. Substantially all of these promissory notes were due and payable either on the date of the Company's completion of the IPO or at various maturity dates ranging from January 2, 1998 to March 31, 1998. These notes were repaid in the three months ended March 1998 with the exception of a single note in the amount of $373,000.

     On October 15, 1997, the Company issued to its President a warrant to purchase 23,214 shares of common stock at an exercise price of $.01 per share. The warrant is exercisable for a period of five years. The fair value of the warrant based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from its President in the amount of $1,000,000 to repay certain of the Physician Notes. In connection with this loan, the Company issued a warrant to the President to purchase 14,286 shares of common stock at an exercise price of $0.01 per share. The demand notes bore interest at 8% per annum. The fair value of the warrants based on the Black-Scholes valuation method is $8.39 per share using the assumptions described in Note 6 and the actual life of the warrant. The total value of the warrants, $120,000, was charged to expense in the three months ended March 31, 1998. The warrant is immediately exercisable for a period of 5 years. This note was repaid in February 1998.

     On March 26, 1998 the Company obtained additional short-term financing in the form of a secured term note from its senior lender in the aggregate amount of $6,992,000 to fund acquisitions and additional practice affiliations. The note is secured by a lien on substantially all the assets of the Company. Outstanding loans bear interest at the prime rate plus 4% (12.5% at March 31, 1998). Interest only is payable monthly and the entire principal amount is due June 29, 1998. On April 9, 1998 the Company borrowed an additional $2,500,000, increasing this term note to $9,492,000.

     Included in other assets in the accompanying consolidated balance sheets as of December 31, 1997 and March 31, 1998 are deferred financing costs related to warrants issued in connection with certain borrowings. Such costs are being amortized over the applicable life of the related debt.

     Under the terms of all the credit agreements and credit facilities with the senior lender, the subordinated loan agreements and the subordinated convertible debentures, the Company is prohibited from declaring or paying any cash dividend or making any distribution on any class of stock, except pursuant to an employee repurchase plan or with the consent of the lender.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. BORROWINGS--(CONTINUED)
     On February 9, 1998, the Company completed the IPO (see Note 7), a portion of the proceeds of which were used to repay the following borrowings:

Promissory notes to physicians.................................................   $12,536,000
Subordinated debt..............................................................     1,467,000
Secured term note..............................................................     2,500,000
Short-term bridge notes........................................................     3,375,000
Demand note to President.......................................................     1,000,000
                                                                                  -----------
                                                                                  $20,878,000
                                                                                  -----------
                                                                                  -----------

     In April 1998, the Company issued in the aggregate amount of $2,276,000 of convertible promissory notes (Convertible Notes) in connection with the Seaview, Hirsch and Community practice affiliations. The Convertible Notes bear interest at 5% and are convertible into shares of common stock at a rate of $8.75 per share on any unpaid principal amounts at the option of the holder after one year from the affiliation date subject to four year vesting.

See Note 10 for subsequent refinancing of indebtedness.

10. SUBSEQUENT EVENT--CREDIT FACILITY AND ISSUANCE OF PREFERRED STOCK

     On June 30, 1998 the Company refinanced its existing senior and subordinated secured notes and its credit agreements with its senior lender and Comdisco with proceeds from a $60,000,000 credit facility consisting of a $10,000,000 revolving line of credit ('Revolving Loans'), a $25,000,000 term note ('Tranche B Loan') and a $25,000,000 acquisition line of credit which all amounts outstanding at June 30 , 2000 will convert to a term loan ('Tranche A Loan') (collectively referred to as the 'Credit Facility').

     Under the Revolving Loans, the Company may borrow up to $10,000,000 for working capital and general corporate purposes and to finance start-up costs relating to certain ancillary service facilities (as defined in the Credit Facility). The Revolving Loans are subject to a borrowing base equal to 80% of the product of eligible accounts receivable multiplied by the collection rate (each as defined in the Credit Facility). The Revolving Loans mature on June 30, 2001 and interest is payable quarterly and, at the option of the Company, would equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from 0.00%-1.25% based on the Company's leverage ratio or (b) the LIBOR rate plus a margin ranging from 1.75%-3.00% based on the Company's leverage ratio.

     Under the Tranche A Loans, the Company may borrow up to $25,000,000 through June 30, 2000 for qualified acquisitions and practice affiliations (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1,250,000 beginning September 30, 2000 through June 30, 2001; (b) $1,875,000 from September 30, 2001 through June 30, 2002 and (c) $3,125,000 from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly and at rates equal to the Revolving Loans.

     Under the Tranche B Loan, the Company may borrow $25,000,000 for the sole purpose of refinancing existing indebtedness (as defined in the Credit Facility). The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5,438,000 quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly and at the option of the Company, and would equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate (8.5% at June 24, 1998) plus a margin ranging from .75%-1.50%, based on the Company's leverage ratio (as defined in the Credit Facility) or (b) the LIBOR rate (approximately 5.5% at June 24, 1998) plus a margin ranging from 2.50%-3.25% based on the Company's leverage ratio.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SUBSEQUENT EVENT--CREDIT FACILITY AND ISSUANCE OF PREFERRED
STOCK--(CONTINUED)

     Under the terms of the Credit Facility, the Company may be required to make mandatory annual prepayments beginning in 2001 in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Facility). The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage maximum funded indebtedness and leverage ratios,
(b) the maintenance of a minimum level of EBITDA and tangible net worth (as defined in the Credit Facility) and (c) limitation on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Additionally, under the terms of the Credit Facility the Company is restricted from issuing subordinated debt, sales of Company assets, and change in control of the Company.

     Under the terms of the Credit Facility the Company has the right to request letters of credit in an aggregate amount not to exceed $2,000,000 and due within one year from the date of issuance.

     The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     After giving effect to the Credit Facility, $7,125,000 of the amounts currently due under the existing credit agreements have been excluded from current liabilities since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The Company expects to incur charges and expenses of approximately $2,700,000 in connection with the repayment and early extinguishment of debt which will be recognized in the quarter ending June 30, 1998.

     The aggregate principal maturities of long-term debt remaining for the next five years assuming that the Company fully utilized the Credit Facility including the Revolving Loans Tranche A and Tranche B are as follows: 1999, $188,000; 2000, $252,000; 2001, $4,002,000; 2002, $17,875,000; 2003, $12,498,000
and $25,185,000 thereafter.

     In connection with the Credit Facility, the Company issued pursuant to a Securities Purchase Agreement (the 'Purchase Agreement') a new Series A Redeemable Convertible Preferred Stock (the 'Series A') ($0.01 par value) to an affiliate of its agent bank in exchange for cash of $7,000,000. This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. Pursuant to the Purchase Agreement, the Company will issue an additional $3 million of Series C Redeemable Convertible Preferred Stock (the 'Series C') for cash if, among other things, the Company is able to obtain $18 million in annualized pro forma revenues from new practice affiliations by July 31, 1998, as defined in the Purchase Agreement. The Series C, if issued, is substantially identical to the Series A and is also convertible into Common Stock; the number of shares of Common Stock to be issued upon conversion is subject to certain future factors and accordingly cannot be determined at this time. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

     In connection with the Credit Facility and the Purchase Agreement, the Company issued an aggregate of 446,451 warrants to purchase Common Stock with exercise prices ranging from $0.01-$9.00 per share with a weighted average exercise price of $3.53 per share. The fair values per warrant based on the Black-Scholes valuation method range from $3.26-$4.75 per share and the related debt discount for certain of the warrants will be amortized over the life of the Credit Facility. Certain of the warrants contain put rights, which become effective upon the earlier of: (1) change of control or (2) June 30, 2005. In addition, certain of the warrants are subject to anti-dilution provisions which may ultimately increase the number of warrants issuable upon exercise to 2 % of the Company's fully-diluted Common Stock, resulting in additional financing expense.

     Additionally, if the Company is unable to obtain $26,475,000 in annual pro forma revenues from new practice affiliations by September 8, 1998, as defined in the Purchase Agreement, the Company may required to issue up to an aggregate of 1,051,449 additional warrants to purchase Common Stock (assuming the Company does not issue the Series C). If the Company does not complete an effective registration statement to cover the

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SUBSEQUENT EVENT--CREDIT FACILITY AND ISSUANCE OF PREFERRED
STOCK--(CONTINUED)

underlying common shares for the Convertible Preferred Stock by September 29, 1998, the Company will be required to issue additional warrants to purchase Common Stock. The potential obligations for warrants and common shares cannot be determined at this time.

     The Series A and Series C are subject to redemption upon certain events including, but not limited to, change in control and seven years from the date of the original issuance. However, as long as the Credit Facility is in place the redemption by the holder of the Series A and Series C is prohibited. If the Series A and Series C have not been converted five years subsequent to the date of issuance, the holder will receive increased Board of Directors' participation, the dividend rate will increase to 12%, and the Company may be required to issue additional warrants to purchase Common Stock.

     The Preferred Stock is subject to anti-dilution provisions which may ultimately decrease the conversion price resulting in the issuance of additional shares of Common Stock upon the conversion of the Series A and Series C.

11. COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement dated as of May 6, 1996, as amended, with the President (the Employment Agreement). Base compensation under the Employment Agreement is $300,000 per year, subject to increase by the Board of Directors. In addition, the Board of Directors may award an annual bonus to the President in an amount of up to 30% of his base salary based on the attainment of certain benchmarks. The Company may terminate the President's employment at any time and for any reason; provided that if his employment is terminated without cause (as defined in such agreement) or as a result of his becoming permanently disabled, the Company must pay the President a severance amount determined in accordance with a formula contained in the agreement.

     On August 15, 1997, an action entitled John Finlay v. Bone, Muscle & Joint, Inc., was filed in the United States District Court or the Southern District of Texas, whereby plaintiff asserted claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement between plaintiff and the Company. Plaintiff's complaint sought compensatory damages of approximately $135,000 pursuant to the alleged employment agreement as well as 16,071 shares of the Company's Common Stock pursuant to the alleged non-qualified stock option agreement. On May 11, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a settlement agreement dated as of May 11, 1998. The Company has recorded an accrual for this matter as of March 31, 1998.

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D., et al. v. Bone, Muscle & Joint, Inc., et al., was filed. In this action, which is currently pending in the United States District Court for the Southern District of Texas, plaintiffs have asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company, Plaintiffs' amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for delivery of 117,860 shares of the Company's Common Stock. The Company intends to defend against the action vigorously.

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

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
     The Company is subject to legal proceedings in the ordinary course of its business including certain claims resulting from the result of successor liability in connection with the assumption of certain liabilities of the physician practices. The Company does not believe that any of such legal proceedings, after consideration of professional and other liability insurance and amounts provided in the accompanying consolidated balance sheet as of March 31, 1998, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In March 1998, the Company had commitments totaling $2,750,000 of which $200,000 had been funded for construction of two ambulatory surgery centers. The Company also had purchase commitments totaling $1,300,000 for its management information systems.

12. RETIREMENT PLAN

     The Company has a qualified contributory savings plan covering substantially all the employees as allowed under Section 401(k) of the Internal Revenue Code which was implemented in October 1997. The plan permits participant contributions, subject to certain limitations, and the Company may make discretionary contributions based on the participants' contribution. The Company made approximately $75,000 of matching contributions to the plan during the three months ended March 31, 1998.

13. SUPPLEMENTAL CASH FLOW INFORMATION

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

          o Interest paid amounted to $583,000.

     Significant non-cash financing and investing activities for the three months ended March 31, 1998, are summarized as follows:

          o The value of stock issued upon execution of Management Services Agreements was $143,000

          o Interest paid amounted to $1,103,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company:

NAME                                               AGE                       POSITION
------------------------------------------------   ---   ------------------------------------------------
Naresh Nagpal, M.D..............................   48    President, Chief Executive Officer and Director
David H. Fater..................................   51    Executive Vice President, Chief Financial
                                                         Officer and Director
David K. Ellwanger..............................   41    Senior Vice President of Operations
Sheldon Lutz....................................   54    Senior Vice President of Corporate Development
Neil F. Luria...................................   30    General Counsel and Secretary
Georges Daou(2).................................   37    Director
Stewart G. Eidelson, M.D........................   48    Director
James M. Fox, M.D(1)............................   55    Director
Ann H. Lamont(1)................................   41    Director
Donald J. Lothrop(2)............................   38    Director

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

     David H. Fater became Executive Vice President and Chief Financial Officer in February 1997 and a director in April 1997. From June 1995 to January 1997, Mr. Fater was the Executive Vice President and Chief Financial Officer of Community Care of America, Inc. From January 1993 to April 1995, Mr. Fater was the Executive Vice President and Chief Financial Officer of Coastal Physician Group, Inc., a PPM. Prior to that, Mr. Fater was a partner at Ernst & Young, LLP.

     David 'Deke' K. Ellwanger became Senior Vice President of Operations in July 1997. From July 1994 to July 1997, Mr. Ellwanger was the Vice President of Managed Care for MedPartners/InPhyNet Medical Management Inc., a PPM. From August 1985 to June 1994, Mr. Ellwanger worked for Aetna Health Plans/PARTNERS National Health Plans managing various HMO's and HMO acquisitions.

     Sheldon Lutz became Senior Vice President of Corporate Development in November 1997. From February 1992 until 1997, Mr. Lutz was the Vice President of Development for Columbia/HCA Healthcare Corporation responsible for acquisitions and joint ventures and development of a marketwide joint venture model.

     Neil F. Luria became General Counsel in February 1998 and Secretary in April 1998. From September 1992 to February 1998, Mr. Luria was an attorney with Jones, Day, Reavis & Pogue.

     Georges Daou became a director in September 1997. Mr. Daou is a founder of DAOU Systems, Inc., a computer consulting company, and has served as Chairman of the Board and Chief Executive Officer of such company since 1987. Mr. Daou sits on the boards of various healthcare and community organizations, including the College of Healthcare Management Executives and the Healthcare Information Managers Association.

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

NATIONAL PHYSICIAN ADVISORY BOARD

     The Company has established a National Physician Advisory Board (the 'Advisory Board') which provides oversight of certain matters including responsibility for all patient care and clinical issues. The Advisory Board also has responsibility for providing guidance to the Company regarding the development of its disease management system and protocols as well as all professional issues. The Advisory Board consists of eight musculoskeletal physicians from various parts of the country, including physicians who are not affiliated with the Company.

     The eight members of the Advisory Board are:

PHYSICIAN                                                                   PRACTICE
-------------------------------------------------------------------------   --------
Kalman Blumberg, M.D.....................................................     BOS
James Esch, M.D..........................................................   Tri-City
Lanny Johnson, M.D.......................................................   Retired
Gilbert R. Meadows, M.D..................................................     STSC
Ranjan Sachdev, M.D......................................................    LVBMJ
Martin Silverstein, M.D..................................................     LOS
Arthur Vasen M.D.........................................................   Seaview
Donald Wiss, M.D.........................................................     SCOI

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In connection with the initial public offering of Common Stock of the Company, the Initial Statement of Beneficial Ownership of Securities on Form 3 for each of the following members of the Board of Directors was not filed in a timely manner due to an administrative oversight: Dr. Eidelson, Dr. Fox, Ms. Lamont and Mr. Lothrop. In addition, the Statement of Changes of Beneficial Ownership of Securities on Form 4 (the 'Form 4') for each of the following members of the Board of Directors was not filed in a timely manner due to an administrative oversight: Dr. Eidelson and Dr. Nagpal. Form 4s for Dr. Eidelson and Dr. Nagpal were filed to report the purchase of 15,000 shares of Common Stock and 3,200 shares of Common Stock, respectively.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid by the Company to the President and Chief Executive Officer of the Company during the fiscal year ended December 31, 1996 (the only executive officer of the Company during such year) and to the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the Company during the fiscal year ended December 31, 1997. In addition, certain information is provided on an annualized basis for the fiscal year ended March 31, 1998 for the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and the Senior Vice President of Operations.

                           SUMMARY COMPENSATION TABLE

                                                                                        COMPENSATION
                                                         ANNUAL COMPENSATION               AWARDS
                                                 -----------------------------------    ------------
                                                                           OTHER         SECURITIES         ALL
                                       FISCAL                              ANNUAL        UNDERLYING        OTHER
    NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS     COMPENSATION    OPTIONS/SARS    COMPENSATION
------------------------------------   ------    --------    -------    ------------    ------------    ------------
Naresh Nagpal, M.D..................     1996    $225,000    $67,500         --              --              --
  President and Chief Executive          1997     300,000     90,000         --              --              --
     Officer                            *1998     300,000

David H. Fater......................     1997     194,615     50,000         --              --              --
  Executive Vice President and Chief    *1998     218,307     49,000         --              --              --
     Financial Officer

David K. Ellwanger..................    *1998     136,769     22,000         --              --              --
  Senior Vice President of
     Operations

------------------
* Reflects information for the twelve months ended March 31, 1998. In addition, no additional executive officers are listed in the table above because no such officer received compensation of $100,000 during the periods indicated.

                                 OPTION GRANTS

     There were no options granted to Naresh Nagpal M.D., the President and Chief Executive Officer during the fiscal years ended December 31, 1996 and 1997, but options to purchase 100,000 shares of Common Stock at an exercise price of $0.49 per share were granted to David H. Fater, the Executive Vice President and Chief Financial Officer, during the fiscal year ended December 31, 1997. On May 27, 1998, Dr. Nagpal received options to purchase 75,000 shares of Common Stock at an exercise price of $.01 per share pursuant to the terms and conditions of Dr. Nagpal's employment agreement. In addition, on May 27, 1998, Stewart Eidelson, M.D., a Director of the Company, received options to purchase 75,000 shares of Common Stock at an exercise price of $5.125 per share.

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

     The Board of Directors may amend or terminate the Option Plan at any time; provided that, under certain circumstances the approval of the stockholders of the Company may be required. As of March 31, 1998, the Company has granted options under the Option Plan to purchase an aggregate of 1,550,832 shares of Common Stock, of which 14,286 have been exercised, 96,429 have been canceled and 184,643 were issued to physicians. The Option Plan will terminate on May 6, 2006, unless earlier terminated by the Board of Directors or extended by the Board of Directors with the approval of the stockholders.

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

DIRECTOR COMPENSATION

     The non-employee directors currently receive $10,000 annual compensation for their service on the Board of Directors, $2,000 for each meeting attended in person and $1,000 for each meeting attended telephonically and are reimbursed for their out-of-pocket expenses. Under the Company's Option Plan, non-employee directors are eligible to receive option grants. For the transition period ended March 31, 1998, one meeting for the Board of Directors was held and at least 75% of the members of the Board of Directors attended such meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors currently includes a Compensation Committee composed of two directors, Ms. Lamont and Dr. Fox, an Audit Committee composed of two directors, Messrs. Daou and Lothrop and a Finance Committee composed of two Directors, Dr. Eidelson and Dr. Fox. The Compensation Committee determines compensation for executive officers of the Company and administers the Company's Option Plan. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company.

     Prior to the establishment of the Compensation Committee in February 1997, the Board of Directors determined the compensation payable to the Company's executive officers. Stock options have been granted to employees of the Company and, at the end of fiscal 1997, the Board of Directors approved an incentive bonus for Dr. Nagpal and Mr. Fater.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 31, 1998 regarding the beneficial ownership of the Common Stock of the Company with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all directors and officers as a group. Unless otherwise indicated, the address for each stockholder is c/o BMJ Medical Management, Inc., 4800 North Federal Highway, Suite 101E, Boca Raton, Florida 33431.

                                                                           SHARES BENEFICIALLY OWNED(1)
                                                         ----------------------------------------------------------------
               NAME OF BENEFICIAL OWNER                              NUMBER                           PERCENT
------------------------------------------------------   ------------------------------    ------------------------------
Delphi Ventures III, L.P.(2)..........................              1,384,079                               7.8%
  3000 Sand Hill Road, Building One, Suite 135,
  Menlo Park, California 94025
Oak Investment Partners VI, L.P.(3)...................              1,384,079                               7.8
  One Gorham Island
  Westport, Connecticut 06880
Naresh Nagpal, M.D.(4)................................              1,997,499                              11.1
David H. Fater(5).....................................                100,200                                 *
Georges Daou(6).......................................                 35,714                                 *
Stewart G. Eidelson, M.D(7)...........................                101,339                                 *
James M. Fox, M.D.(8).................................                469,004                               2.6
Ann H. Lamont(3)(9)...................................              1,384,079                               7.8
Donald J. Lothrop(2)(10)..............................              1,384,079                               7.8
David Ellwanger(11)...................................                 89,285                                 *
Sheldon Lutz(12)......................................                 64,500                                 *
All officers and directors as a group (9
  persons)(13)........................................              5,625,699                              30.7

------------------

* Less than one percent.

 (1) Applicable percentage of ownership is based on 17,672,135 shares of Common Stock outstanding as of May 31, 1998. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to securities. Securities subject to options or warrants currently exercisable or exercisable within 60 days of May 31, 1998 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed
                                             (Footnotes continued on next page)

(Footnotes continued from previous page) outstanding for purposes of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

 (2) Includes (i) 24,036 shares of Common Stock owned by Delphi BioInvestments and (ii) warrants to purchase 24,495 shares of Common Stock owned by the stockholder and warrants to purchase 441 shares of Common Stock owned by Delphi BioInvestments.

 (3) Includes (i) 30,622 shares of Common Stock owned by Oak VI and (ii) warrants to purchase 41,432 shares of Common Stock.

 (4) Includes (i) 182,145 shares of Common Stock reserved for issuance upon exercise of presently exercisable stock options and (ii) warrants to purchase 79,896 shares of Common Stock. Dr. Nagpal's shares of Common Stock are held in two trusts for his children, the Prianker Nagpal Family Trust and the Zubin Nagpal Family Trust. Dr. Nagpal is the grantor of each trust and Dr. Nagpal's wife is the sole trustee of each trust.

 (5) Includes (i) 66,965 shares of Common Stock reserved for issuance upon exercise of presently exercisable options and (ii) 200 shares of Common Stock held by Mr. Fater's spouse.

 (6) Consists of 35,714 shares of Common Stock reserved for issuance upon exercise of presently exercisable options.

 (7) Includes (i) 10,020 shares of Common Stock issued pursuant to a Management Services Agreement and (ii) 35,714 shares of Common Stock reserved for issuance upon exercise of presently exercisable stock options.

 (8) Includes warrants to purchase 5,357 shares of Common Stock and presently exercisable options to purchase 35,714 shares of Common Stock owned by the stockholder.

 (9) Ms. Lamont, a director of the Company, is a managing member of each of the general partners of Oak Investment and Oak VI. As such, Ms. Lamont may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act), in an indeterminate portion of the shares beneficially owned by Oak Investment and Oak VI. All of the shares indicated as owned by Ms. Lamont are owned beneficially by Oak Investment and Oak VI and are included because of the affiliation of Ms. Lamont with each of the partnerships. Ms. Lamont disclaims beneficial ownership of these shares to the extent permitted under Rule 13d-3 under the Exchange Act.

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

(11) Consists of 89,285 shares of Common Stock reserved for issuance upon exercise of presently exercisable options.

(12) Includes 62,500 shares of Common Stock reserved for issuance upon exercise of presently exercisable stock options.

(13) Includes beneficial ownership of an aggregate of 2,768,158 shares of Common Stock and warrants to purchase Common Stock attributable to the affiliation of Ms. Lamont and Mr. Lothrop with the entities described in footnotes (9) and (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     With respect to certain of the following transactions: (i) Ann Lamont, a Director of the Company, is a managing member of each of the general partners of Oak Investment and Oak VI, (ii) Donald Lothrop, a Director of the Company is a General Partner of Delphi Ventures and (iii) Naresh Nagpal, M.D. is a Director, the President and Chief Executive Officer of the Company.

     In connection with its initial capitalization, the Company sold shares of Common Stock and Series A Convertible Preferred Stock (the 'Series A Preferred Stock') to each of the following persons and entities at a per share purchase price of $0.014 and $1.00, respectively: (a) Oak Investment purchased 104,700 and 325,733 shares of Common Stock and Series A Preferred Stock, respectively;
(b) Oak VI purchased 2,445 and 7,600 shares of Common Stock and Series A Preferred Stock, respectively; (c) Delphi Ventures purchased 105,250 and 327,438 shares of Common Stock and Series A Preferred Stock, respectively; (d) Delphi BioInvestments III, L.P. ('Delphi BioInvestments') purchased 1,895 and 5,895 shares of Common Stock and Series A Preferred Stock, respectively; (e) Dr. Nagpal purchased 607,145 and 333,333 shares of Common Stock and Series A Preferred Stock, respectively and (f) Scheer & Co. purchased 17,855 shares of Common Stock. Upon consummation of the Company's IPO, each outstanding share of Series A Preferred Stock automatically converted into .7143 shares of Common Stock.

     During the period beginning November 1996 and ending in March 1997, the Company raised additional working capital funds by issuing additional shares of preferred stock. On November 12, 1996, the Company issued an aggregate of 2,000,001 shares of Series B Convertible Preferred Stock, $0.01 par value (the 'Series B Preferred Stock'), to the following persons and entities in the following amounts: Oak Partners, 651,467 shares; Oak VI, 15,200 shares; Delphi Ventures, 654,877 shares; Delphi BioInvestments, 11,790 shares; and Dr. Nagpal, 666,667 shares. The investors paid an aggregate purchase price of approximately $6.0 million for the Series B Preferred Stock. In connection with the IPO, each outstanding share of Series B Preferred Stock automatically converted into .7143 shares of Common Stock. An additional $764,997 was raised by the Company from the issuance of an aggregate of 254,999 shares of Series C Convertible Preferred Stock, $0.01 par value (the 'Series C Preferred Stock'), on January 22, 1997 and March 12, 1997 to certain of the SCOI physicians (including Dr. Fox, one of the Company's directors), key employees and legal counsel of SCOI, an employee of the Company, CGJR Health Care Private Equities, L.P., CGJR II, L.P. and CGJR/MF III, L.P. In connection with the IPO, each outstanding share of Series C Preferred Stock automatically converted into .7143 shares of Common Stock. On January 14, 1997, the Company obtained short-term loans in the aggregate amount of $999,999 from Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI and Dr. Nagpal. In connection with such loans, the Company issued warrants to the lenders to purchase an aggregate of 23,810 shares of Common Stock, which warrants may be exercised at any time, in whole or in part, prior to January 14, 2002 at an exercise price of $4.20 per share. The Company borrowed an additional $866,667 (of which $130,000 has been repaid) from Dr. Nagpal on January 10, 1997 and January 14, 1997. Each of the foregoing loans bears interest at 14% per annum. On June 19, 1997, pursuant to a letter agreement, the Company issued an aggregate of 188,072 shares of Series D Convertible Preferred Stock, $0.01 par value (the 'Series D Preferred Stock'), to Oak VI, Oak Partners, Delphi Ventures, Delphi BioInvestments, and Dr. Nagpal in exchange for the cancellation of promissory notes in the aggregate principal amount of $999,999, plus accrued interest, previously issued by the Company to secure loans made by such investors to the Company. In connection with the IPO, each outstanding share of Series D Preferred Stock automatically converted into .7143 shares of Common Stock.

     On June 19, 1997, pursuant to a letter agreement, the Company issued an aggregate of 533,335 shares of Series E Convertible Preferred Stock, $0.01 par value (the 'Series E Preferred Stock'), to Oak VI, Oak Partners, Delphi Ventures, Delphi BioInvestments, Dr. Nagpal, CGJR Health Care, CGJR II, and CGJR/MF. The investors paid an aggregate purchase price of approximately $3.2 million for the Series E Preferred Stock. In connection with the IPO, each outstanding share of Series E Preferred Stock automatically converted into .7143 shares of Common Stock.

     On June 30, 1997, the Company issued a secured term note in the aggregate principal amount of approximately $3.3 million to HCFP Funding (the 'June HCFP Note'), which bears interest at the Base Rate (defined as the prime rate designated by Fleet National Bank of Connecticut plus 3.5%) (the 'Fleet Base Rate'), subject to increase upon the occurrence of an event of default, with interest payable on the last business day of each month for the first six months commencing July 31, 1997 through December 31, 1997. Commencing on January 31, 1998, the Company is required to make 36 equal monthly installments of principal, plus accrued interest at the Base Rate. On March 26, 1998, the Company issued an additional term note in the aggregate principal amount of $6,992,000 to HCFP Funding (the 'March Note'), which bears interest at the Fleet Base Rate plus 3.0%. The March Note was subsequently amended and increased to approximately $9.5 million on April 9, 1998. The June HCFP Note and March Note are secured by a lien on substantially all of the assets of the Company and $1.5 million of the Company's obligations under the June HCFP Note are guaranteed by Dr. Nagpal, Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Oak Investment Partners VI, L.P. and Oak VI Affiliates Fund, L.P. In connection with such guarantees, the Company issued warrants to purchase an aggregate of 9,525 shares of Common Stock to such guarantors. In connection with the HCFP Note, the Company issued warrants to purchase 28,570 shares (subject to increase) of Common Stock to HCFP Funding at an exercise price of $0.01 per share (the 'HCFP Warrants'). The HCFP Warrants contained put rights which give the holder the right to receive payment, based on a minimum put price of $14.00 per share, for the value of such warrants at January 15, 1998. On March 26, 1998, such put rights were settled for an aggregate of $550,000.

     On September 9, 1997, the Company issued and sold $4.0 million in aggregate principal amount of the Convertible Debentures pursuant to the Debenture Purchase Agreement. The Convertible Debentures were purchased by Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI and Health Care Services-BMJ, LLC and H&Q Serv*is Ventures, L.P., affiliates of Hambrecht & Quist, LLC. Pursuant to the terms of the Debenture Purchase Agreement, the Convertible Debentures were subordinated in right of payment to all indebtedness owing by the Company to HCFP Funding, the Comdisco Loan and the Galtney Loan.

     On March 31, 1998, the Convertible Debentures were converted by the holders thereof into 571,428 shares of Common Stock. In connection with such conversion, Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI, Health Care Services-BMJ, LLC and H&Q Serv*is Ventures, L.P. received 71,429, 70,165, 1,263, 69,800, 1,629, 178,571 and 178,571 shares of Common Stock, respectively.
As an inducement to such conversion the Company issued warrants convertible into 136,000 shares of Common Stock at $7.00 per share as set forth below:

Dr. Nagpal........................................................    17,000 shares
Delphi Ventures...................................................    16,699 shares
Delphi BioInvestments.............................................       301 shares
Oak Partners......................................................    16,612 shares
Oak VI............................................................       388 shares
Health Care Services-BMJ, LLC.....................................    42,500 shares
H&Q Serv*is Ventures, L.P.........................................    42,500 shares
                                                                     -------
     Total........................................................   136,000 shares

     On October 15, 1997, the Company issued promissory notes (the 'October Notes') in the aggregate principal amount of approximately $3.4 million to Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak IV and Dr. Fox (collectively, the 'October Note Holders'). The October Notes bore interest at the Fleet Base Rate, subject to increase upon the occurrence of an event of default. The entire principal sum was originally due and payable on January 1, 1999. In connection with the October Notes, the Company issued warrants to purchase 48,215 shares of Common Stock to the October Note Holders. The warrants may be exercised at any time, in whole or in part, at an exercise price of $0.01 per share and expire on October 15, 2002. The warrants contain customary antidilution provisions. The October Notes were repaid out of the proceeds of the IPO.

     On November 21, 1997, the Company issued warrants to purchase 23,214 shares of Common Stock to Dr. Nagpal at an exercise price of $0.01 per share.

     On January 2, 1998, the Company obtained short-term financing in the form of a demand note from Dr. Nagpal in the amount of $1.0 million to repay certain of the Physician Notes. In connection with this loan, the Company issued warrants to Dr. Nagpal to purchase 14,286 shares of Common Stock at an exercise price of $0.01 per share. The demand note bore interest at 8% per annum. The loan was repaid out of the proceeds of the IPO.

     Through June 1998, the Company entered into agreements with Daou Systems, Inc. ('Daou') for certain network planning services pursuant to which the Company paid Daou $80,000. Georges Daou, the Chief Executive Officer of Daou is a member of the Board of Directors of the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K:

     1. Financial Statements:

     A list of the Consolidated Financial Statements, related notes and Report of Independent Certified Public Accountants is set forth in Item 8 of this report on Form 10-K.

     2. Reports filed on Form 8-K:

     The Company filed a Current Report on Form 8-K on May 22, 1998.

     3. Financial Statement Schedules:

     All schedules are omitted because they are inapplicable or the requested information is shown in the Consolidated Financial Statements or related notes.

     4. Index to Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
  3.1     --   Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to
               Exhibit 3.1 of BMJ's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No.
               001-13785).
  3.2     --   By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
  4.1     --   Bone, Muscle and Joint, Inc. 1996 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to
               BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.1     --   Stock Purchase Agreement dated as of May 6, 1996 among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures and Delphi BioInvestments. Incorporated by reference to Exhibit 10.1 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).
 10.2     --   Stock Purchase Agreement dated November 12, 1996 among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures, and Delphi BioInvestments. Incorporated by reference to Exhibit 10.2 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).
 10.3     --   Stock Purchase Agreement dated January 29, 1997 among the Company, certain physicians affiliated with
               SCOI, Glenn Cozen and the Saphier and Heller Law Corporation Retirement Trust. Incorporated by
               reference to Exhibit 10.3 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.4     --   Stock Purchase Agreement dated March 12, 1997, among the Company, Andrea Seratte, CGJR Health Care,
               CGJR II and CGJR/MF. Incorporated by reference to Exhibit 10.4 to BMJ's Registration Statement on
               Form S-1 (Registration No. 333-35759).
 10.5     --   Stock Purchase Agreement dated June 19, 1997, among the Company, Dr. Nagpal, Oak VI, Oak Partners,
               Delphi Ventures, Delphi BioInvestments, CGJR Health Care, CGJR II and CGJR/MF. Incorporated by
               reference to Exhibit 10.5 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.6     --   Stock Purchase Agreement dated July 31, 1997, between the Company and HIS Ventures, LLC. Incorporated by reference to Exhibit 10.6 to BMJ's Registration Statement on Form S-1 (Registration No.
               333-35759).
 10.7     --   Stock Purchase Agreement dated August 18, 1997, between the Company and Comdisco. Incorporated by reference to Exhibit 10.7 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.8     --   Second Term Note dated June 30, 1997, issued by the Company to HCFP Funding. Incorporated by reference to Exhibit 10.8 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.9     --   Form of Loan and Security Agreement dated March 28, 1997, between the Company and HCFP Funding.
               Incorporated by reference to Exhibit 10.9 to BMJ's Registration Statement on Form S-1 (Registration
               No. 333-35759).

 10.10    --   Subordinated Loan and Security Agreement dated as of August 1, 1997, as amended, between the Company and Comdisco. Incorporated by reference to Exhibit 10.10 to BMJ's Registration Statement on Form S-1
               (Registration No. 333-35759).

 10.11    --   Master Lease Agreement dated August 1, 1997 between Comdisco and the Company. Incorporated by reference to Exhibit 10.11 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).

 10.12    --   Subordinated Loan and Security Agreement dated as of August 22, 1997 between the Company and Galtney.
               Incorporated by reference to Exhibit 10.12 to BMJ's Registration Statement on Form S-1 (Registration
               No. 333-35759).

 10.13    --   Convertible Debenture Purchase Agreement dated as of September 9, 1997 among the Company, Dr. Nagpal,
               Delphi Ventures, Delphi BioInvestments, Oak VI, Oak Partners, Health Care Services--BMJ, LLC and HGQ
               Serv*is Ventures, L.P. Incorporated by reference to Exhibit 10.13 to BMJ's Registration Statement on
               Form S-1 (Registration No. 333-35759).

 10.14    --   8% Promissory Note in the aggregate principal amount of $700,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.14 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).

 10.15    --   8% Promissory Note in the aggregate principal amount of $167,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.15 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).

 10.16    --   Second Amended and Restated Stockholders Agreement, dated as of November 22, 1996, among the Company,
               Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners, Oak VI, Scheer and the stockholders named therein. Incorporated by reference to Exhibit 10.16 to BMJ's Registration Statement on Form S-1
               (Registration No. 333-35759).

 10.17    --   Employment Agreement between the Company and Dr. Nagpal, dated May 6, 1996. Incorporated by reference to Exhibit 10.17 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).

 10.18    --   Management Services Agreement, effective as of November 1, 1996, as amended, between the Company and
               SCOI. Incorporated by reference to Exhibit 10.29 to BMJ's Registration Statement on Form S-1
               (Registration No. 333-35759).

 10.19    --   Asset Purchase Agreement, effective as of November 1, 1996, between the Company and SCOI.
               Incorporated by reference to Exhibit 10.30 to BMJ's Registration Statement on Form S-1 (Registration
               No. 333-35759).

 10.20    --   Restricted Stock Agreement, effective as of November 1, 1996, as amended, among the Company, SCOI, certain physicians affiliated with SCOI, Delphi Ventures, Delphi BioInvestments, Oak VI and Oak
               Partners. Incorporated by reference to Exhibit 10.31 to BMJ's Registration Statement on Form S-1
               (Registration No. 333-35759).

 10.21    --   Stockholder Non-Competition Agreement, effective November 1, 1996, among the Company, SCOI and certain physicians affiliated with SCOI. Incorporated by reference to Exhibit 10.32 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).

 10.22    --   Amendatory Agreement dated as of July 3, 1997, between the Company and Gold Coast. Incorporated by reference to Exhibit 10.45 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).

EXHIBIT
NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.23    --   Note Purchase Agreement dated as of October 15, 1997, among the Company, Dr. Nagpal, Dr. Fox, Delphi
               Ventures, Delphi Bio Investments, Oak Partners and Oak VI. Incorporated by reference to Exhibit 10.46 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.24    --   Agreement and Plan of Reorganization and Merger dated as of October 6, 1997, among the Company, OMNI
               Acquisition Corporation, Orthopedic Management Network, Inc. and the shareholders' representative named therein. Incorporated by reference to Exhibit 10.60 to BMJ's Registration Statement on Form S-1
               (Registration No. 333-35759).
 10.25    --   Tri-Party Agreement dated as of December 31, 1996, between the Company and SCOI. Incorporated by reference to Exhibit 10.61 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.26    --   Stock Purchase Agreement dated as of August 3, 1997, among the Company, VSI and the stockholders listed therein. Incorporated by reference to Exhibit 10.66 to BMJ's Registration Statement on Form
               S-1 (Registration No. 333-35759).
 10.27    --   Registration Rights Agreement dated as of August 1, 1997, among the Company, Comdisco and Galtney.
               Incorporated by reference to Exhibit 10.67 to BMJ's Registration Statement on Form S-1 (Registration
               No. 333-35759).
 10.28    --   Registration Rights Agreement dated as of September 9, 1997, among the Company, Health Care
               Services-BMJ, LLC and H&Q Serv*is Ventures L.P. Incorporated by reference to Exhibit 10.68 to BMJ's
               Registration Statement on Form S-1 (Registration No. 333-35759).
 10.29    --   Registration Rights Agreement dated as of September 15, 1997, between the Company and Healthcare
               Financial Partners, Inc. Incorporated by reference to Exhibit 10.69 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
 10.30    --   Third Amended and Restate Registration Rights Agreement dated as of September 30, 1997, among the
               Company, Dr. Nagpal, Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Oak Investment
               Partners VI, Limited Partnership, Oak VI Affiliated Fund, Limited Partnership, L.P., CGJR Health Care
               Services Private Equities, L.P., CGJR II, L.P., CGJR/MF III, L.P. and HIS Ventures, LLC. Incorporated
               by reference to Exhibit 10.70 to BMJ's Registration Statement on Form S-1 (Registration No.
               333-35759).
 10.31    --   Form of Management Services Agreement.
 21.1     --   List of Subsidiaries.
 23.1     --   Consent of Ernst & Young LLP
 24.1     --   Power of Attorney
 27.1     --   Financial Data Schedule.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS TRANSITION REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BMJ MEDICAL MANAGEMENT, INC.

July 13, 1998                                                                By: /s/ NARESH NAGPAL
                                                                                 Naresh Nagpal
                                                                     President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS TRANSITION REPORT ON FORM 10-K HAS BEEN SIGNED ON THE 29TH DAY OF JUNE, 1998, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURE TITLE                                   TITLE
------------------------------------------  -------------------------------------------

         /s/ NARESH NAGPAL, M.D.            President, Chief Executive Officer and
------------------------------------------  Director (Principal Executive Officer)
           Naresh Nagpal, M.D.

                    *                       Executive Vice President, Chief
------------------------------------------  Financial Officer and Director (Principal
              David H. Fater                Financial and Accounting Officer)

                    *                       Director
------------------------------------------
               Georges Daou

                    *                       Director
------------------------------------------
        Stewart G. Eidelson, M.D.

                    *                       Director
------------------------------------------
            James M. Fox, M.D.

                    *                       Director
------------------------------------------
              Ann H. Lamont

                    *                       Director
------------------------------------------
            Donald J. Lothrop

* The undersigned, by signing his name hereto, does sign and execute this Transition Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors of the Company and filed with the Securities and Exchange Commission on behalf of such officers and directors.

                                          By: /s/ NARESH NAGPAL, M.D.
                                              ---------------------------
                                                    Naresh Nagpal, M.D.,
                                                      Attorney-in-Fact

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                    SEQUENTIAL
  NUMBER     DESCRIPTION                                                                                     PAGE NO.
----------   --------------------------------------------------------------------------------------------   -----------
    3.1       --   Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 of BMJ's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997 (File No. 001-13785).
    3.2       --   By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to BMJ's
                   Registration Statement on Form S-1 (Registration No. 333-35759).
    4.1       --   Bone, Muscle and Joint, Inc. 1996 Stock Option Plan. Incorporated by reference to
                   Exhibit 4.1 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
   10.1       --   Stock Purchase Agreement dated as of May 6, 1996 among the Company, Dr. Nagpal, Oak
                   VI, Oak Partners, Delphi Ventures and Delphi BioInvestments. Incorporated by reference to Exhibit 10.1 to BMJ's Registration Statement on Form S-1 (Registration No.
                   333-35759).
   10.2       --   Stock Purchase Agreement dated November 12, 1996 among the Company, Dr. Nagpal, Oak
                   VI, Oak Partners, Delphi Ventures, and Delphi BioInvestments. Incorporated by
                   reference to Exhibit 10.2 to BMJ's Registration Statement on Form S-1 (Registration
                   No. 333-35759).
   10.3       --   Stock Purchase Agreement dated January 29, 1997 among the Company, certain physicians affiliated with SCOI, Glenn Cozen and the Saphier and Heller Law Corporation
                   Retirement Trust. Incorporated by reference to Exhibit 10.3 to BMJ's Registration
                   Statement on Form S-1 (Registration No. 333-35759).
   10.4       --   Stock Purchase Agreement dated March 12, 1997, among the Company, Andrea Seratte, CGJR
                   Health Care, CGJR II and CGJR/MF. Incorporated by reference to Exhibit 10.4 to BMJ's
                   Registration Statement on Form S-1 (Registration No. 333-35759).
   10.5       --   Stock Purchase Agreement dated June 19, 1997, among the Company, Dr. Nagpal, Oak VI,
                   Oak Partners, Delphi Ventures, Delphi BioInvestments, CGJR Health Care, CGJR II and
                   CGJR/MF. Incorporated by reference to Exhibit 10.5 to BMJ's Registration Statement on
                   Form S-1 (Registration No. 333-35759).
   10.6       --   Stock Purchase Agreement dated July 31, 1997, between the Company and HIS Ventures,
                   LLC. Incorporated by reference to Exhibit 10.6 to BMJ's Registration Statement on Form
                   S-1 (Registration No. 333-35759).
   10.7       --   Stock Purchase Agreement dated August 18, 1997, between the Company and Comdisco.
                   Incorporated by reference to Exhibit 10.7 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.8       --   Second Term Note dated June 30, 1997, issued by the Company to HCFP Funding.
                   Incorporated by reference to Exhibit 10.8 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.9       --   Form of Loan and Security Agreement dated March 28, 1997, between the Company and HCFP
                   Funding. Incorporated by reference to Exhibit 10.9 to BMJ's Registration Statement on
                   Form S-1 (Registration No. 333-35759).
   10.10      --   Subordinated Loan and Security Agreement dated as of August 1, 1997, as amended, between the Company and Comdisco. Incorporated by reference to Exhibit 10.10 to BMJ's
                   Registration Statement on Form S-1 (Registration No. 333-35759).
   10.11      --   Master Lease Agreement dated August 1, 1997 between Comdisco and the Company.
                   Incorporated by reference to Exhibit 10.11 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).

 EXHIBIT                                                                                                    SEQUENTIAL
  NUMBER     DESCRIPTION                                                                                     PAGE NO.
----------   --------------------------------------------------------------------------------------------   -----------
   10.12      --   Subordinated Loan and Security Agreement dated as of August 22, 1997 between the
                   Company and Galtney. Incorporated by reference to Exhibit 10.12 to BMJ's Registration
                   Statement on Form S-1 (Registration No. 333-35759).
   10.13      --   Convertible Debenture Purchase Agreement dated as of September 9, 1997 among the
                   Company, Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak VI, Oak Partners,
                   Health Care Services--BMJ, LLC and HGQ Serv*is Ventures, L.P. Incorporated by
                   reference to Exhibit 10.13 to BMJ's Registration Statement on Form S-1 (Registration
                   No. 333-35759).
   10.14      --   8% Promissory Note in the aggregate principal amount of $700,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.14 to BMJ's Registration Statement on Form S-1 (Registration
                   No. 333-35759).
   10.15      --   8% Promissory Note in the aggregate principal amount of $167,000 issued by the Company and payable to the order of Dr. Nagpal, dated January 10, 1997. Incorporated by reference to Exhibit 10.15 to BMJ's Registration Statement on Form S-1 (Registration
                   No. 333-35759).
   10.16      --   Second Amended and Restated Stockholders Agreement, dated as of November 22, 1996, among the Company, Dr. Nagpal, Delphi Ventures, Delphi BioInvestments, Oak Partners,
                   Oak VI, Scheer and the stockholders named therein. Incorporated by reference to
                   Exhibit 10.16 to BMJ's Registration Statement on Form S-1 (Registration No.
                   333-35759).
   10.17      --   Employment Agreement between the Company and Dr. Nagpal, dated May 6, 1996.
                   Incorporated by reference to Exhibit 10.17 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.18      --   Management Services Agreement, effective as of November 1, 1996, as amended, between the Company and SCOI. Incorporated by reference to Exhibit 10.29 to BMJ's Registration
                   Statement on Form S-1 (Registration No. 333-35759).
   10.19      --   Asset Purchase Agreement, effective as of November 1, 1996, between the Company and
                   SCOI. Incorporated by reference to Exhibit 10.30 to BMJ's Registration Statement on
                   Form S-1 (Registration No. 333-35759).
   10.20      --   Restricted Stock Agreement, effective as of November 1, 1996, as amended, among the
                   Company, SCOI, certain physicians affiliated with SCOI, Delphi Ventures, Delphi
                   BioInvestments, Oak VI and Oak Partners. Incorporated by reference to Exhibit 10.31 to
                   BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
   10.21      --   Stockholder Non-Competition Agreement, effective November 1, 1996, among the Company,
                   SCOI and certain physicians affiliated with SCOI. Incorporated by reference to Exhibit
                   10.32 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
   10.22      --   Amendatory Agreement dated as of July 3, 1997, between the Company and Gold Coast.
                   Incorporated by reference to Exhibit 10.45 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.23      --   Note Purchase Agreement dated as of October 15, 1997, among the Company, Dr. Nagpal,
                   Dr. Fox, Delphi Ventures, Delphi Bio Investments, Oak Partners and Oak VI.
                   Incorporated by reference to Exhibit 10.46 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.24      --   Agreement and Plan of Reorganization and Merger dated as of October 6, 1997, among the
                   Company, OMNI Acquisition Corporation, Orthopedic Management Network, Inc. and the
                   shareholders' representative named therein. Incorporated by reference to Exhibit 10.60 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).

 EXHIBIT                                                                                                    SEQUENTIAL
  NUMBER     DESCRIPTION                                                                                     PAGE NO.
----------   --------------------------------------------------------------------------------------------   -----------
   10.25      --   Tri-Party Agreement dated as of December 31, 1996, between the Company and SCOI.
                   Incorporated by reference to Exhibit 10.61 to BMJ's Registration Statement on Form S-1
                   (Registration No. 333-35759).
   10.26      --   Stock Purchase Agreement dated as of August 3, 1997, among the Company, VSI and the stockholders listed therein. Incorporated by reference to Exhibit 10.66 to BMJ's
                   Registration Statement on Form S-1 (Registration No. 333-35759).
   10.27      --   Registration Rights Agreement dated as of August 1, 1997, among the Company, Comdisco and Galtney. Incorporated by reference to Exhibit 10.67 to BMJ's Registration
                   Statement on Form S-1 (Registration No. 333-35759).
   10.28      --   Registration Rights Agreement dated as of September 9, 1997, among the Company, Health
                   Care Services-BMJ, LLC and H&Q Serv*is Ventures L.P. Incorporated by reference to
                   Exhibit 10.68 to BMJ's Registration Statement on Form S-1 (Registration No.
                   333-35759).
   10.29      --   Registration Rights Agreement dated as of September 15, 1997, between the Company and
                   Healthcare Financial Partners, Inc. Incorporated by reference to Exhibit 10.69 to
                   BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
   10.30      --   Third Amended and Restate Registration Rights Agreement dated as of September 30,
                   1997, among the Company, Dr. Nagpal, Delphi Ventures III, L.P., Delphi BioInvestments
                   III, L.P., Oak Investment Partners VI, Limited Partnership, Oak VI Affiliated Fund,
                   Limited Partnership, L.P., CGJR Health Care Services Private Equities, L.P., CGJR II,
                   L.P., CGJR/MF III, L.P. and HIS Ventures, LLC. Incorporated by reference to Exhibit
                   10.70 to BMJ's Registration Statement on Form S-1 (Registration No. 333-35759).
   10.31      --   Form of Management Services Agreement
   21.1       --   List of Subsidiaries.
   23.1       --   Consent of Ernst & Young LLP
   24.1       --   Power of Attorney
   27.1       --   Financial Data Schedule.