Form 10-Q
period 1998-06-30
BMJ MEDICAL MANAGEMENT INC
filed 1998-08-14
CIK 1036296

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from _____________________ to _____________________

                        Commission File Number 001-13785

                    ______BMJ MEDICAL MANAGEMENT, INC.______
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                            65-0676079
----------------------------                        ------------------------------------
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR
       ORGANIZATION)
 4800 North Federal Highway
         Suite 101E
    Boca Raton, Florida                                            33431
----------------------------                        ------------------------------------
   (ADDRESS OF PRINCIPAL                                         (ZIP CODE)
     EXECUTIVE OFFICES)

                           ______(561) 391-1311______
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES _X_            NO ___

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of August 6, 1998 was 17,681,082 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BMJ MEDICAL MANAGEMENT, INC.
                                     INDEX

PART I -- FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of June 30, 1998
         and March 31, 1998..........................................      2
         Condensed Consolidated Statements of Operations
         for the three months ended June 30, 1998 and 1997...........      3
         Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30 1998 and 1997............      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................     11
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     18
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     19
Item 2.  Changes in Securities and Use of Proceeds...................     19
Item 6.  Exhibits and Reports on Form 8-K............................     20

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             JUNE 30,      MARCH 31,
                                                               1998           1998
                                                           ------------   ------------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $  3,606,000   $  9,483,000
  Accounts receivable....................................    26,442,000     25,794,000
  Prepaid expenses and other current assets..............       790,000        539,000
  Due from physician groups, net.........................     4,368,000      2,250,000
                                                           ------------   ------------
     Total current assets................................    35,206,000     38,066,000
Furniture, fixtures and equipment, net...................    12,540,000      7,948,000
Management services agreements and other intangible
  assets, net of
  accumulated amortization of $12,261,000 at June 30,
  1998 and
  $11,362,000 at March 31, 1998..........................    62,737,000     45,064,000
Other assets.............................................     3,513,000      2,142,000
                                                           ------------   ------------
     Total assets........................................  $113,996,000   $ 93,220,000
                                                           ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  3,072,000   $  1,706,000
  Accrued expenses.......................................     7,607,000      6,858,000
  Accrued interest.......................................       141,000        520,000
  Accrued salaries and benefits..........................     2,133,000      2,159,000
  Current portion of long-term debt......................     2,042,000        188,000
                                                           ------------   ------------
     Total current liabilities...........................    14,995,000     11,431,000
Long-term debt, less current portion.....................    34,679,000     17,929,000
Convertible notes to affiliates..........................     1,707,000             --
Short-term debt expected to be refinanced................            --      7,125,000
Minority Interest........................................     1,007,000        648,000
Commitments and contingencies:
Series A Redeemable Convertible Preferred Stock, $.01 par
  value --
  1,473,684 shares authorized, 1,473,684 shares issued
  and
  outstanding (liquidation value $7,000,000), net of
  discount and
  issuance costs.........................................     5,744,000             --
Stockholders' equity:
Common stock, $0.001 par value -- 35,000,000 shares
  authorized,
  17,672,000 shares issued and outstanding at June 30,
  1998;
  17,384,000 shares issued and outstanding at March 31,
  1998;..................................................        18,000         17,000
Additional paid-in capital...............................   100,321,000     97,801,000
Accumulated deficit......................................   (44,475,000)   (41,731,000)
                                                           ------------   ------------
Total stockholders' equity...............................    55,864,000     56,087,000
                                                           ------------   ------------
Total liabilities and stockholders' equity...............  $113,996,000   $ 93,220,000
                                                           ============   ============

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30
                                                            --------------------------
                                                                1998          1997
                                                            ------------   -----------
Practice revenues, net....................................  $ 34,395,000   $11,251,000
Less: amounts retained by physician groups................   (16,230,000)   (5,321,000)
                                                            ------------   -----------
Management fee revenue....................................    18,165,000     5,930,000
Operating expenses:
  Medical support services................................    13,717,000     5,465,000
  General and administrative..............................     1,798,000     1,584,000
  Depreciation and amortization...........................     1,253,000     1,028,000
                                                            ------------   -----------
Total operating expenses..................................    16,768,000     8,077,000
                                                            ------------   -----------
Operating income (loss)...................................     1,397,000    (2,147,000)
Other expenses:
Interest expense..........................................     1,103,000       294,000
                                                            ------------   -----------
Income (loss) before extraordinary item...................       294,000    (2,441,000)
Extraordinary item, loss on early extinguishment of
  debt....................................................    (3,038,000)           --
                                                            ------------   -----------
Net loss..................................................  $ (2,744,000)  $(2,441,000)
                                                            ============   ===========
Net Income (loss) per common share:
  Basic:
  Income (loss) before extraordinary item.................  $        .02   $     (0.43)
  Extraordinary item......................................  $      (0.17)  $        --
                                                            ------------   -----------
  Net loss................................................  $      (0.15)  $     (0.43)
                                                            ============   ===========
  Diluted:
  Income (loss) before extraordinary item.................  $        .01   $     (0.43)
  Extraordinary item......................................  $      (0.15)  $        --
                                                            ------------   -----------
  Net loss................................................  $      (0.14)  $     (0.43)
                                                            ============   ===========
Weighted average number of common shares outstanding:
  Basic...................................................    17,630,000     5,715,000
                                                            ============   ===========
  Diluted.................................................    20,793,000     5,715,000
                                                            ============   ===========

                            See accompanying notes.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                1998            1997
                                                            -------------   ------------
Operating activities:
Net loss..................................................  $ (2,744,000)   $(2,441,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation............................................       328,000        114,000
  Amortization of management services agreements and other
     intangible assets....................................       991,000      1,033,000
  Interest expense converted to preferred stock...........            --         34,000
  Equity-based compensation expense.......................        53,000        196,000
  Changes in operating assets and liabilities:
     Accounts receivable..................................      (437,000)      (698,000)
     Due from physician groups............................    (1,134,000)    (1,578,000)
     Prepaid expenses and other current assets............      (174,000)        (2,000)
     Accounts payable.....................................     1,366,000        286,000
     Accrued expenses.....................................    (1,731,000)       169,000
     Accrued salaries and benefits........................       (26,000)       284,000
     Accrued interest.....................................      (379,000)       109,000
                                                            ------------    -----------
Net cash used in operating activities.....................    (3,887,000)    (2,494,000)
Investing activities:
Purchases of furniture, fixtures and equipment............    (3,753,000)       (22,000)
Payments for management services agreements and
  goodwill................................................   (10,853,000)    (2,668,000)
Payments for deferred offering costs......................            --       (528,000)
Cash used for acquisition of non-cash assets of affiliated
  practices...............................................    (1,260,000)    (4,748,000)
Payments for deposits and other assets....................    (1,522,000)      (174,000)
                                                            ------------    -----------
Net cash used in investing activities.....................   (17,388,000)    (8,140,000)
Financing activities:
Proceeds from issuance of preferred stock.................     7,000,000      3,200,000
Proceeds from debt issuance...............................    32,200,000      7,130,000
Amounts due physician groups..............................            --      5,631,000
Proceeds from issuance of common stock....................        77,000             --
Payments on borrowings....................................   (24,238,000)            --
Minority interest.........................................       359,000             --
                                                            ------------    -----------
Net cash provided by financing activities.................    15,398,000     15,961,000
                                                            ------------    -----------
Net (decrease) increase in cash and cash equivalents......    (5,877,000)     5,327,000
Cash and cash equivalents at beginning of period..........     9,483,000        722,000
                                                            ------------    -----------
Cash and cash equivalents at end of period................  $  3,606,000    $ 6,049,000
                                                            ============    ===========

                            See accompanying notes.

1. GENERAL

     In management's opinion, the accompanying unaudited condensed consolidated financial statements of BMJ Medical Management, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three months ended June 30, 1998 and 1997. The results of operations and cash flows for the three months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the fiscal year.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the three months ended March 31, 1998.

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the three months ended March 31, 1998.

2. NEW ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose type of financial statements. SFAS No. 130 also requires companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders with no similar requirement for disclosure of its components. As the Company has no comprehensive income, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. If the Company has items of comprehensive income in future periods, these items will be displayed in accordance with SFAS No. 130.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's results of operations, financial position or cash flows, because it is currently not material.

     The Emerging Issues Task Force ("EITF") of the FASB reached a consensus concerning certain matters relating to the physician practice management industry with respect to the requirements which must be met to consolidate a managed professional corporation and the accounting for business combinations involving professional corporations. In accordance with the EITF's guidance, the Company will discontinue the use of the display method to report revenues from management contracts in financial statements for periods ending after December 15, 1998. Thus, after December 15, 1998, fees from management contracts will be reported as a single line item in the Company's consolidated financial statements.

3. EARNINGS (LOSS) PER SHARE

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" which applies to entities with publicly held common stock and simplifies the standards for computing earnings per share. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3. EARNINGS (LOSS) PER SHARE -- (CONTINUED) effective for financial statements issued for periods ending after December 15, 1997, including interim periods and accordingly, all earnings per share amounts for all periods presented have been conformed to SFAS No. 128 requirements.

     Basic net loss per share for the three months ended June 30, 1998 and 1997 was calculated using the weighted average number of shares of Common Stock outstanding during the respective periods. Diluted net loss per share for the three months ended June 30, 1998 is calculated using the weighted average number of shares of Common Stock outstanding and Common Stock equivalents outstanding. Common Stock equivalents are not included in the computation of diluted net loss per share for the three month period ended June 30, 1997, as their effect is antidilutive.

     The following table summarizes the amounts used in deriving the earnings
(loss) per share figures included in the accompanying condensed consolidated statements of operations:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
Diluted Shares outstanding:
Weighted average common shares..............................  17,630,000   5,715,000
Dilutive effect of stock option and warrants................   1,047,000          --
Convertible debentures......................................     260,000          --
Convertible preferred stock.................................   1,856,000          --
                                                              ----------   ---------
Total common and dilutive common equivalent shares..........  20,793,000   5,715,000
                                                              ==========   =========

4. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Seaview Orthopaedic & Medical Associates, a New Jersey general partnership ("Seaview"), in exchange for $3,805,000 in cash and the issuance of convertible promissory notes for $1,543,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amounts. The aggregate consideration of $5,471,000, including transaction costs of $123,000, has been allocated to Management Services Agreements -- $4,946,000 with the remaining purchase price allocated primarily to furniture, fixtures and equipment. The total number of shares to be issued will depend on actual collections of the practice for the twelve month period ended March 1999. The value of any subsequently issued shares will increase the cost of the Seaview Management Services Agreement.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Community Orthopedics and Pain Management, a Florida Corporation ("Community"), in exchange for $611,000 in cash and the issuance of a convertible promissory note for $604,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $1,235,000, including transaction costs of $20,000, has been allocated to Management Services Agreement -- $1,227,000 with the remaining purchase price allocated to furniture, fixtures and equipment.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Steven P. Hirsch, D.P.M., P.A., a Florida professional association ("Hirsch"), in exchange for $160,000 in cash and the issuance of a convertible promissory note for $130,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $303,000, including transaction costs of $13,000, has been allocated to Management Services Agreement -- $231,000 with the

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

4. PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES -- (CONTINUED) remaining purchase price allocated primarily to furniture, fixtures and equipment, and accounts receivable.

     In April 1998, the Company entered into a Management Services Agreement with Douglas A. Bobb, D.O., in exchange for the issuance of 157,071 shares of Common Stock recorded at $7.38 per share, representing consideration of $1,159,000. All of the consideration has been allocated to the Management Services Agreement.

     In April 1998, BMJ of Chandler, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Warner Medical Park Outpatient Surgery, Inc., for $1,800,000. In April 1998, Surgical Associates of Bakersfield, Limited Partnership, a limited partnership controlled by the Company, acquired all of the assets of Kern Surgery Center, a California limited partnership, for $2,400,000. These transactions have been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price has been allocated as follows: accounts receivable - $177,000; furniture, fixtures and equipment - $261,000; goodwill and other intangibles - $3,531,000, with the remaining purchase price allocated primarily to other assets. The Company is depreciating the related assets acquired over their estimated useful lives, ranging from three to seven years. Goodwill is being amortized over its estimated remaining life of 25 years.

     In June 1998, the Company entered into a Stock Purchase Agreement and a Management Services Agreement with the Boca Raton Orthopaedic Group in exchange for $3,517,000 in cash, an obligation to issue $2,427,000 of Convertible Preferred Stock and the assumption of $1,000,000 in liabilities. The aggregate consideration of $7,668,000 including transaction costs has been allocated to Management Services Agreement -- $6,685,000, with the remainder allocated primarily to furniture, fixtures and equipment.

5. DEBT AND PREFERRED STOCK ISSUANCE

     In April 1998, the Company issued in the aggregate, $2,300,000 of convertible promissory notes (the "Convertible Notes") in conjunction with three practice affiliation transactions. The Convertible Notes bear interest at 5% and are convertible into shares of Common Stock at a conversion rate of $8.75 on unpaid principal amounts at the option of the holder after one year from the affiliation date subject to four year vesting.

     In June 1998, the Company, in connection with a practice affiliation transaction, became obligated to issue $2,400,000 of Series B Convertible Preferred Stock ("Series B") which is convertible into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. None were issued and outstanding as of June 30, 1998. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any shares of Series B on account of any transaction until the first year anniversary of the practice affiliation. The Series B conversion to Common Stock is based, in part, on the Market Price (as defined in the Certificate of Designation for the Series B) into shares of Common Stock; however, the number of Common Stock shares obligated to be issued cannot be determined at this time.

     On June 30, 1998 the Company refinanced substantially all of its existing debt with its senior lender and other lenders with proceeds from a $60,000,000 credit facility consisting of a $10,000,000 revolving line of credit ("Revolving Loans"), a $25,000,000 term note ("Tranche B Loan") and a $25,000,000 acquisition line of credit in which all amounts outstanding at June 30, 2000 will convert to a term loan ("Tranche A Loan") (collectively referred to as the "Credit Facility").

     Under the Revolving Loans, the Company may borrow up to $10,000,000 for working capital and general corporate purposes and to finance start-up costs relating to certain Ancillary Service Facilities (as defined in the Credit Facility). The Revolving Loans are subject to a borrowing base equal to 80% of the product of Eligible Accounts receivable multiplied by the Collection Rate (each as defined in the

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5. DEBT AND PREFERRED STOCK ISSUANCE -- (CONTINUED)
Credit Facility). The Revolving Loans mature on June 30, 2001 and interest is payable quarterly and, at the option of the Company, will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from 0.00%-1.25% based on the Company's leverage ratio or
(b) the LIBOR rate plus a margin ranging from 1.75%-3.00% based on the Company's Leverage Ratio (as defined in the Credit Facility).

     Under the Tranche A Loans, the Company may borrow up to $25,000,000 through June 30, 2000 for Qualified Acquisitions (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1,250,000 beginning September 30, 2000 through June 30, 2001; (b) $1,875,000 from September 30, 2001 through June 30, 2002 and (c)
$3,125,000 from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly and at rates equal to the Revolving Loans.

     Under the Tranche B Loan, the Company borrowed $25,000,000 for the sole purpose of refinancing certain existing indebtedness. The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5,438,000 quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly and at the option of the Company, will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from .75%-l.50%, based on the Company's Leverage Ratio or (b) the LIBOR rate plus a margin ranging from 2.50%-3.25% based on the Company's Leverage Ratio.

     Under the terms of the Credit Facility, the Company may be required to make mandatory annual prepayments beginning in 2001 in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Facility). The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charges, interest coverage, maximum funded indebtedness and leverage ratios, (b) the maintenance of a minimum level of EBITDA and Tangible Net Worth (as defined in the Credit Facility) and (c) the limitation on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Additionally, under the terms of the Credit Facility the Company is subject to certain restrictions with respect to issuing subordinated debt, sales of Company assets, and changes in control of the Company.

     Under the terms of the Credit Facility the Company has the right to request letters of credit in an aggregate amount not to exceed $2,000,000 with a term not to exceed one year from the date of issuance.

     The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     In connection with the Credit Facility, the Company issued pursuant to a Securities Purchase Agreement (the "Purchase Agreement") a new Series A Redeemable Convertible Preferred Stock, par value $0.01 per share (the "Series A"), to an affiliate of its agent bank in exchange for cash of $7,000,000. This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. Pursuant to the Purchase Agreement, the Company may also be obligated through September 8, 1998, to issue an additional $3,000,000 of Series C Redeemable Convertible Preferred Stock (the "Series C") for cash. The Series C, if issued, will be substantially identical to the Series A and is also convertible into Common Stock. The number of shares of Common Stock to be issued upon conversion is subject to certain future factors and, accordingly, cannot be determined at this time. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5. DEBT AND PREFERRED STOCK ISSUANCE -- (CONTINUED)
     In connection with the Credit Facility and the Purchase Agreement, the Company issued an aggregate of 446,451 warrants to purchase Common Stock with exercise prices ranging from $0.01-$9.00 per share with a weighted average exercise price of $3.53 per share. The fair values per warrant based on the Black-Scholes valuation method range from $3.26-$4.75 per share and the related debt discount for certain of the warrants will be amortized over the life of the Credit Facility. Certain of the warrants contain put rights, which become effective upon the earlier of: (1) a change of control or (2) June 30, 2005. In addition, certain of the warrants are subject to anti-dilution provisions which may ultimately increase the number of shares of Common Stock issuable upon exercise of such warrants to 2% of the Company's fully-diluted Common Stock, resulting in additional financing expense.

     Additionally, pursuant to the Purchase Agreement, if the Company is unable to obtain $26,475,000 in annual pro forma revenues from New Practice Affiliations (as defined in the Purchase Agreement) by September 8, 1998, the Company may be required to issue up to an aggregate of 1,051,449 additional warrants to purchase Common Stock. If the Company does not complete an effective registration statement to cover the underlying Common Stock for the Series A by an agreed upon date (as defined in the Purchase Agreement), the Company will be required to issue additional warrants to purchase Common Stock. The potential obligations for warrants and the underlying Common Stock cannot be determined at this time.

     The Series A are subject to redemption upon certain events including, but not limited to, a change in control of the Company or seven years from the date of the original issuance. However, as long as the Credit Facility is in place, the redemption by the holder of the Series A is prohibited. If the Series A has not been converted five years subsequent to the date of issuance, the holder will receive increased Board of Directors' participation, the dividend rate will increase to 12%, and the Company may be required to issue additional warrants to purchase Common Stock.

     The Series A is subject to anti-dilution provisions, which may ultimately decrease the conversion price resulting in the issuance of additional shares of Common Stock upon the conversion of the Series A.

6. EXTRAORDINARY LOSS

     In connection with the refinancing and early extinguishment of its existing debt, the Company recognized an extraordinary loss of $3,038,000, which related to the write-off of deferred financing costs.

7. INCOME TAXES

     Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1998, net operating loss carryovers of approximately $16,000,000 were available to reduce future federal income taxes, subject to certain annual limitations.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $15,094,000 and $16,000,000 valuation allowance at March 31, 1998, and June 30, 1998 respectively, was necessary to reduce the deferred tax assets to the amount that will more than likely be realized.

                 BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES

     On August 15, 1997, an action entitled John Finlay v. Bone, Muscle & Joint, Inc., was filed in the United States District Court for the Southern District of Texas. The action asserts claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement between plaintiff and the Company. Plaintiff's complaint sought compensatory damages of approximately $135,000 pursuant to the alleged employment agreement as well as specific performance for the delivery of 16,071 shares of the Company's common stock pursuant to the alleged non-qualified stock option agreement. On May 11, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a settlement agreement dated as of May 11, 1998.

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D. et al. v. Bone, Muscle & Joint, Inc., et al. was filed. In this action, which is currently pending in the United States District Court for the Southern District of Texas, plaintiffs have asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company. Plaintiffs amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for the delivery of 117,860 shares of the Company's Common Stock. The Company intends to defend the action vigorously.

     In June 1998, the Company had commitments totaling $2,750,000 for construction of two ambulatory surgery centers of which $600,000 had been funded.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Significant non-cash financing and investing activities for the three months ended June 30, 1998 are summarized as follows:

     o The value of stock issued upon execution of Management Services Agreements was $1,194,000.

     o Notes issued upon execution of Management Services Agreements were $2,080,000.

     o Non-cash transactions from practice affiliations including accounts receivable, Management Services Agreements and due to/from physicians and accrued expenses amounted to $5,564,000.

     o Deferred financing costs related to the issuance of warrants amounted to $784,000.

     o Deferred financing costs related to the issuance of preferred stock, options and warrants amounted to $338,000.

     o Interest paid amounted to $1,046,000.

     Significant non-cash financing and investing activities for the three months ended June 30, 1997 are summarized as follows:

     o The value of stock issued upon execution of Management Services Agreements was $5,070,000.

     o Short-term loans converted to preferred stock amounted to $1,000,000.

     o Non-cash transactions from practice affiliations including Management Services Agreements and due to/from physicians amounted to $435,000.

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the period ended March 31, 1998 and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements included herein and made from time to time by representatives of the Company. Except for historical information, matters discussed below and in other oral and written communications such as press releases are forward-looking statements that involve risks and uncertainties, including but not limited to the potential inability of the Company to affiliate with physician practices, the potential termination of contractual relationships, the potential inability of the Company to establish ancillary service facilities, fluctuations in the volume of procedures performed by the practices' physicians, changes in the reimbursement rates for those services, uncertainty about the ability to collect the appropriate fees for services provided or ordered by the practices' physicians, taxes, and governmental regulations.

OVERVIEW

     The Company is principally a Physician Practice Management Company ("PPM") that provides management services to its affiliated practices and ancillary service facilities, and also operates an Independent Physician Association ("IPA"). The Company focuses on musculoskeletal care, which involves the medical and surgical treatment of conditions related to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the physician practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. As of June 30, 1998, the Company had affiliated with physician practices ("Practices") operating in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada and Texas by entering into Management Services Agreements. The Company was incorporated in Delaware in January 1996 and affiliated with its first Practice in July 1996. At December 31, 1996, the Company had entered into Management Services Agreements with three Practices comprising 34 physicians. During the year ended December 31, 1997, the Company entered into an IPA with 42 physicians in Arizona and had entered into 22 additional Management Service Agreements with 80 physicians. During the three months ended March 31, 1998, the Company entered into Management Services Agreements with two Practices comprising four physicians. During the three months ended June 30, 1998, the Company entered into Management Services Agreements with five Practices comprising 17 physicians. Additionally, the Company has assisted with several affiliated practices in adding new physicians to the existing practice. The Company has also facilitated the combination, where appropriate, of certain solo practices into larger existing practices. Through July 31, 1998, the Company has affiliated with a total of 34 practices currently comprising 142 physicians, and currently has 46 physicians affiliated with its IPA.

     The total consideration generally paid to a Practice's physicians, once the Practice has agreed to affiliate with the Company, is based on a multiple of the Company's management fee plus the fair market value of the Practice's furniture, fixtures and equipment and, subject to legal limitations regarding Medicare and Medicaid receivables and the estimated net realized value of its accounts receivable. The Company, beginning April 1998, typically will not be

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)


purchasing the Practice's accounts receivable. The consideration historically paid by the Company generally consisted of the Company's Common Stock, cash and the assumption of certain liabilities (principally notes payable to financial institutions secured by receivables of the Practice, which notes were repaid at the time the transaction was consummated). In exchange for this consideration, the Practice entered into a 40-year Management Services Agreement with the Company.

     Practice revenues, net represents the gross revenues of the affiliated Practices, the IPA, and the ancillary service facilities reported at the estimated realizable amounts from patients, third party payors and others for services rendered, net of contractual and other adjustments. Contractual adjustments typically result from the differences between the established rates for services and the amounts paid by government sponsored health care programs, other insurers and other payors. The Company estimates that approximately 15% and 14% of practice revenues, net were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the three months ended June 30, 1998 and 1997, respectively. The Practices have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory actions including fines, penalties and exclusion from the Medicare and Medicaid programs. Management fee revenue primarily represents practice revenues, net less amounts retained by the Practices (consisting principally of compensation and fees paid to physicians and other health care providers) which are paid to the physicians pursuant to the Management Services Agreements. Under each Management Services Agreement, the Company assumes responsibility for the management of the non-medical operations of the Practice, employs substantially all of the non-professional personnel utilized by the Practice and may provide the Practice with the facilities and equipment used in its medical practice. The Company's management fee revenue typically consists of four components: (i) a percentage of the Practices' net collected revenues (generally ranging from 10% to 15%), plus (ii) 100% of the non-physician affiliated practice expenses (generally expected to range from 45% to 55% of the Practices' net collected revenues), plus (iii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power (generally related to medical malpractice insurance, property and liability insurance, group benefits and certain major medical supplies) plus (iv) a percentage of the profits from new ancillary services at the Practices. The portion of the management fee revenue that represents a percentage of net collected revenues is dependent upon the Practices' revenues which must be billed and collected.

     The Company's operating expenses consist primarily of the expenses incurred in fulfilling its obligations under the Management Services Agreements. These expenses include medical support services (principally clinic and ancillary service facilities overhead expenses, including non-professional employee salaries, employee benefits, medical supplies, malpractice insurance premiums, building and equipment rental and other expenses related to operations) and general and administrative expenses (personnel and administrative expenses in connection with maintaining a corporate office function that provides management, contracting, administrative, marketing and development services).

     As the Company continues to develop, acquire and operate additional Ancillary Service Facilities such as ambulatory surgery centers, MRI diagnostic imaging centers and rehabilitative therapy units, the mix and relationship of revenues and operating expenses will differ from historical trends through

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

June 30, 1998. The impact of these activities on the mix of revenues and expenses cannot be determined at this time.

     The Company's future revenues and profitability are largely dependent upon its ability to continue to affiliate with new Practices and develop Ancillary Service Facilities. As a result of the Company's rapid growth, costs and expenses have exceeded management fee revenues due to the start-up nature of the Company. The level of these costs and expenses are expected to continue to increase but at a decreasing rate as affiliations with additional Practices are achieved and the Company adds to its management infrastructure.

     On November 20, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus concerning certain matters relating to the physician practice management industry with respect to the requirements which must be met to consolidate a managed professional corporation and the accounting for business combinations involving professional corporations. In accordance with the EITF's guidance, the Company will discontinue use of the display method to report revenues from management contracts in financial statements for periods ending after December 15, 1998. Thus, after December 15, 1998 fees from management contracts will be reported as a single line item in the Company's consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     The following table sets forth the percentages of the Practices' revenue represented by certain items reflected in the Company's condensed consolidated statements of operations. As a result of the Company's limited period of existence and affiliation with the Practices, the Company does not believe that comparisons between periods and percentage relationships within the periods set forth below are meaningful.

                                                                     THREE MONTHS ENDED JUNE
                                                                               30,
                                                                     -----------------------
                                                                      1998             1997
                                                                     ------           ------
Practice revenues, net....................................            100.0%           100.0%
Less: amounts retained by physician groups................            (47.2)           (47.3)
                                                                     ------           ------
Management fee revenue....................................             52.8             52.7
Operating expenses and other expenses:
  Medical support services................................             39.9             48.6
  General and administrative..............................              5.3             14.1
  Depreciation and amortization...........................              3.6              9.1
                                                                     ------           ------
     Total expenses.......................................             48.8             71.8
                                                                     ------           ------
Interest Expense..........................................              3.2              2.6
Income (loss) before extraordinary item...................              0.8            (21.7)
                                                                     ------           ------
Extraordinary item, loss on extinguishment of debt........             (8.8)             0.0
                                                                     ------           ------
Net loss..................................................             (8.0)%          (21.7)%
                                                                     ======           ======

     Practices revenues, net. For the three months ended June 30, 1998, practice revenues, net was $34.4 million compared to $11.3 million for the three months ended June 30, 1997. The significant increase was the result of the Company reflecting revenues from 32 practice affiliation transactions for the three months ended June 30, 1998 compared to the Company reflecting revenues from a total of 8

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

practice affiliation transactions for the three months ended June 30, 1997. Additionally, the Company also reflected revenues from its two surgery centers, the expansion of other ancillary services, in particular, physical and rehabilitative therapy and its IPA for the three months ending June 30, 1998.

     Amounts retained by physician groups. For the three months ended June 30, 1998, amounts retained by physician groups was $16.2 million compared to $5.3 million for the three months ended June 30, 1997. The significant increase was the result of the Company having had an additional 24 practice affiliation transactions for the three months ended June 30, 1998 compared to the Company having only 8 practice affiliation transactions for the three months ended June 30, 1997.

     Management fee revenue. For the three months ended June 30, 1998, management fee revenue was $18.2 million compared to $5.9 million for the three months ended June 30, 1997. The $12.3 million increase was a result of the factors set forth above.

     Medical Support services. For the three months ended June 30, 1998, medical support services, principally clinic overhead expenses, was $13.7 million compared to $5.5 million for the three months ended June 30, 1997. The $8.2 million increase was a result of the factors set forth above.

     General and administrative. General and administrative expenses for the three months ended June 30, 1998 were $1.8 million, as compared to $1.6 million for the three months ended June 30, 1997. The increase primarily relates to the Company's increased development of infrastructure to support the additional practice affiliations.

     While the Company expects that general and administrative expenses will continue to increase as more practices affiliate with the Company and the Company continues to build its infrastructure, it also expects them to decline as a percentage of both practice revenues, net and management fee revenue.

     Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 1998 was $1.3 million, as compared to $1.0 million for the three months ended June 30, 1997. The depreciation expense related to acquired furniture, fixtures and equipment and the amortization expense related primarily to Management Services Agreements. The increase related to the additional practice affiliation transactions entered into since June 30, 1997. The intangible assets related to the Management Services Agreements were being amortized over 4 years during the three months ended June 30, 1997 as a result of the vesting provisions contained in the restricted stock agreements relating to Common Stock which was issued by the Company to physicians in connection with the practice affiliation transactions. As of April 1, 1998, the Company amended and restated substantially all of its restricted stock agreements to eliminate the vesting provisions related to these shares of Common Stock. Accordingly, in April 1998 the Company revised the estimated useful lives of its assets related to the Management Services Agreements and is amortizing the remaining balances over periods ranging from 4 to 25 years. Consequently, the monthly per practice amortization expense related to the practice affiliation transactions decreased beginning April 1998. The Company expects that depreciation and amortization expense levels will continue to increase as additional practices affiliate with the Company. The depreciation and amortization expense, based on amortization periods ranging from 4 to 25 years, is expected to remain relatively constant as a percentage of both practice revenue, net and management fee revenue. Although the Company's net unamortized balance of intangible assets acquired ($62.7 million at June 30, 1998) is not considered to be impaired at June 30, 1998, any future determination that a significant impairment has occurred would require the write-off of the impaired portion of unamortized intangible assets, which could have a material adverse effect on the Company's results of operations.

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

     Interest expense. Interest expense for the three months ended June 30, 1998, was $1.1 million compared to $294,000 for the three months ended June 30, 1997. This increase related to borrowings related to practice affiliation transactions and ancillary service facilities acquisitions. The company expects to continue to incur interest expense primarily as a result of borrowings related to anticipated future affiliation transactions and ancillary service facilities acquisitions.

     Extraordinary item. The Company incurred an extraordinary loss of $3.0 million related to the write-off of deferred financing costs as a result of refinancing its existing debt. See -- "Liquidity and Capital Resources" for further discussion.

     Net loss. The net loss for the three months ended June 30, 1998 was $2.7 million, or $0.14 per share of Common Stock, as a result of the factors set forth above. The net loss for the three months ended June 30, 1997 was $2.4 million, or $0.43 per share of Common Stock as a result of the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 and March 31, 1998, the Company had $20.2 million and $26.6 million, respectively in working capital and $3.6 million, and $9.5 million, respectively in cash and cash equivalents. The Company's principal sources of liquidity as of June 30, 1998 and March 31, 1998 consisted of cash and cash equivalents of $3.6 million and $9.5 million, respectively, and $26.4 million and $25.8 million of accounts receivable, respectively.

     Cash used in operating activities for the three months ended June 30, 1998 and 1997, was $3.9 million and $2.5 million, respectively. The increase in cash used in operating activities as compared to the three months ended June 30, 1997 was primarily related to the decrease in accrued expenses and interest partially offset by the increase in accounts payable.

     Cash used in investing activities for the three months ended June 30, 1998 and 1997 was $17.4 million and $8.1 million, respectively, an increase of $9.3 million, primarily related to practice affiliation transactions and acquisitions of ancillary service facilities. The resulting increases were primarily related to intangible assets, accounts receivable and furniture, fixtures and equipment.

     Cash provided by financing activities for the three months ended June 30, 1998 and 1997 was $15.4 million and $16.0 million, respectively. The decrease was primarily attributable to the additional debt borrowings due to refinancing substantially all of the Company's debt and the proceeds from the issuance of redeemable preferred stock partially offset by payments on the Company's debt.

     In April 1998, the Company issued in the aggregate, $2.3 million of convertible promissory notes (the "Convertible Notes") in conjunction with three practice affiliation transactions. The Convertible Notes bear interest at 5% and are convertible into shares of Common Stock at a conversion rate of $8.75 on unpaid principal amounts at the option of the holder after one year from the affiliation date subject to vesting over a period of four years.

     In June 1998, the Company, in connection with a practice affiliation transaction, became obligated to issue $2.4 million of Series B Convertible Preferred Stock ("Series B") which is convertible into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. None were issued and outstanding as of June 30, 1998. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any shares of Series B on account of any transactions until the first year anniversary of the practice affiliation. The Series B conversion to Common Stock is based, in part, on the Market Price (as defined in the Certificate of Designation for the Series B) into shares of

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

Common Stock; however, the number of Common Stock shares obligated to be issued cannot be determined at this time.

     On June 30, 1998 the Company refinanced substantially all of its debt with its senior lender and other lenders with proceeds from a $60.0 million credit facility consisting of $10.0 million revolving line of credit (the "Revolving Loans"), $25.0 million term note (the "Tranche B Loan") and a $25.0 million acquisition line of credit in which all amounts outstanding at June 30, 2000 will convert to a term loan (the "Tranche A Loan") (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     Under the Revolving Loans, the Company may borrow up to $10.0 million subject to a borrowing base equal to 80% of the product of Eligible Accounts receivable multiplied by the Collection Rate (each as defined in the Credit Facility). The Revolving Loans have a maturity of June 30, 2001 (the Revolving Loans may be extended for two one-year terms at the discretion of the lender) and interest is payable quarterly and, at the option of the Company, will equal
(a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from .0%-1.25% based on the Company's leverage ratio or (b) the LIBOR rate plus a margin ranging from 1.75%-3.00% based on the Company's Leverage Ratio (as defined in the Credit Facility) (each such rate the "Interest Rate").

     Under the Tranche A Loans, the Company may borrow up to $25.0 million through June 30, 2000 for Qualified Acquisitions (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1.25 million beginning September 30, 2000 through June 30, 2001; (b) $1.88 million from September 30, 2001 through June 30, 2002 and (c) $3.1 million from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly at rates equal to the Interest Rate.

     The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5.4 million quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly, varies, and at the option of the Company will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate (8.5% at June 24, 1998) plus a margin ranging from .75%-1.50%, based on the Company's Leverage Ratio (as defined in the Credit Facility) or (b) the LIBOR rate approximately 5.5% at June 24, 1998) plus a margin ranging from 2.5%-3.25% based on the Company's Leverage Ratio.

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

     After giving effect to the Credit Facility, the Company's indebtedness as of March 31, 1998 that was refinanced has been classified as long-term debt in the accompanying condensed consolidated balance sheet. For the three months ended June 30, 1998 the Company incurred an extraordinary charge of $3.0 million related to the write-off of deferred financing costs in connection with early extinguishment of its debt.

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)

     Under the terms of the Credit Facility the Company has the right to request letters of credit in an aggregate amount not to exceed $2.0 million and with a term not to exceed one year from the date of issuance.

     In connection with the Credit Facility, the Company issued pursuant to a Securities Purchase Agreement (the "Purchase Agreement") a new Series A Redeemable Convertible Preferred Stock, par value $.01 per share, (the "Series A") to an affiliate of its agent bank in exchange for cash of $7.0 million This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. Pursuant to the Purchase Agreement, the Company may also be obligated through September 8, 1998, to issue an additional $3.0 million of Series C Redeemable Convertible Preferred Stock (the "Series C") for cash. The Series C, if issued, will be substantially identical to the Series A and is also convertible into Common Stock. The number of shares of Common Stock to be issued upon conversion is subject to certain future factors and, accordingly, cannot be determined at this time. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

     If the Company is unable to obtain $26.5 million in annual pro forma revenues from New Practice Affiliations (as defined in the Purchase Agreement), by September 8, 1998, the Company may be required to issue up to an aggregate of 1,051,449 additional nominally priced warrants to purchase Common Stock. If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by an agreed upon date (as defined in the Purchase Agreement) the Company will be required to issue additional warrants to purchase Common Stock. The potential obligations for the warrants described above are based on certain future targets and accordingly the actual amount of warrants and the underlying Common Stock that may be issued pursuant to the Purchase Agreement cannot be determined at this time.

     The Series A are subject to redemption upon certain events including, but not limited to, a change in control of the Company or seven years from the date of the original issuance. However, as long as the Credit Facility is in place, the redemption by the holder of the Series A is prohibited. If the Series A has not been converted five years subsequent to the date of issuance, the holder will receive increased participation on the Board of Directors, the dividend rate will increase to 12% and the Company may be required to issue additional warrants to purchase Common Stock.

     The Series A are subject to anti-dilution provisions which may ultimately decrease the conversion price resulting in the issuance of additional shares of Common Stock upon the conversion of the Series A.

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

     The Company's affiliation and expansion programs will require substantial capital resources. In addition, the operations and expansion of the existing practice affiliations, including the addition of ancillary service facilities, will require ongoing capital expenditures. The financing of future affiliations, business expansion and ongoing operations is anticipated to be provided by a combination of the Credit Facility, certain lease agreements and cash flows from operations. In addition, the Company's short term liquidity is also affected by the amounts and timing of collections received on accounts receivable balances. No assurance can be given that the collections will be received on a

                                     PART I
                      FINANCIAL INFORMATION -- (CONTINUED)


timely basis or in amounts sufficient to meet the short term liquidity needs of the Company. The Company believes that the combination of the Credit Facility, certain lease agreements and cash flows from operations will be sufficient to meet its currently anticipated operating and capital expenditure requirements and working capital needs over the short term. In order to meet its affiliation and expansion goals as well as its long-term liquidity needs, the Company expects to incur, from time to time, additional short-term and long-term indebtedness and to issue additional debt and equity securities, the availability and terms of which will depend upon market and other conditions; and thus, no assurance can be given that such financing sources will be available on terms acceptable to the Company.

     Impact of Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions in a timely manner. As part of the Company's organization and development, the software purchased and installed to date, as well as the software under evaluation for future purchase and installation, is Year 2000 compliant. The Company is in the process of initiating formal communication with all of the significant payors and third-party insurers of its affiliated practices to determine the extent to which the interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no assurance the systems of other companies, on which the Company's systems rely or interface, will be timely converted and would not have an adverse effect on the Company's operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 15, 1997, an action entitled John Finlay v. Bone, Muscle & Joint, Inc., was filed in the United States District Court for the Southern District of Texas. The action asserts claims for breach of contract arising out of an alleged employment agreement and alleged non-qualified stock option agreement between plaintiff and the Company. Plaintiff's complaint sought compensatory damages of approximately $135,000 pursuant to the alleged employment agreement as well as specific performance for the delivery of 16,071 shares of the Company's common stock pursuant to the alleged non-qualified stock option agreement. On May 11, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a settlement agreement dated as of May 11, 1998.

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D. et al. v. Bone, Muscle & Joint, Inc., et al. was filed. In this action, which is currently pending in the United States District Court for the Southern District of Texas, plaintiffs have asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company. Plaintiffs amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for the delivery of 117,860 shares of the Company's Common Stock. The Company intends to defend the action vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has issued certain of its securities in transactions exempt from registration under the Securities Act of 1933 (the "Act") as follows:

          In reliance upon Section 4(2) of the Act, in April 1998 the Company issued approximately $1.5 million of promissory notes convertible into Common Stock to Seaview in connection with a Management Services Agreement. See Note 4 to the Condensed Consolidated Financial Statements.

          In reliance upon Section 4(2) of the Act, in April 1998 the Company issued a $604,000 promissory note convertible into Common Stock to Community in connection with a Management Services Agreement. See Note 4 to the Condensed Consolidated Financial Statements.

          In reliance upon Section 4(2) of the Act, in April 1998 the Company issued a $130,000 promissory note convertible into Common Stock to Hirsch in connection with a Management Services Agreement. See Note 4 to the Condensed Consolidated Financial Statements.

          In reliance upon Section 4(2) of the Act, in April 1998 the Company issued 157,071 shares of Common Stock to Douglas A. Bobb, D.O. at a value of $7.38 per share in connection with a Management Services Agreement. See
     Note 4 to the Condensed Consolidated Financial Statements.

          In reliance upon Section 4(2) of the Act, in June 1998 the Company entered into a Management Services Agreement with Boca Raton Orthopaedic Group, whereby the Company is obligated to issue $2.4 million of Series B Preferred Stock (the "Series B"), which is convertible into Common Stock. The Company did not issue any shares of Series B during the period covered by this Quarterly Report on Form 10-Q.

          In reliance upon section 4(2) of the Act, on June 30, 1998 the Company issued, pursuant to a Securities Purchase Agreement (the "Purchase Agreement") 1,473,684 shares of its Series A Preferred Stock, which is convertible into an equal number of shares of Common Stock, to Paribas Principal Incorporated. At such time, the Company refinanced substantially all of its then existing debt with the proceeds from a $60.0 million credit facility (the "Credit Facility"). In connection with the Purchase Agreement and the Credit Facility, the Company issued to certain of the parties thereto an aggregate of 446,451 warrants to purchase Common Stock, with exercise prices ranging from $0.01-$9,00 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Warrant Agreement, dated as of June 30, 1998, between the Company and Paribas Principal Incorporated. Incorporated herein by reference to Exhibit
     4.1 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

4.2 Certificate of Designation for the Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on June 29, 1998. Incorporated herein by reference to Exhibit 4.2 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

4.3 Certificate of Designation for the Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on July 28, 1998.

4.4 Securities Purchase Agreement, dated as of June 30, 1998, between the Company and Paribas Principal Incorporated. Incorporated herein by reference to Exhibit 4.3 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

4.5 Common Stock Purchase Warrant, dated as of June 30, 1998, exercisable into 165,000 shares of Common Stock, between the Company and Paribas. Incorporated herein by reference to Exhibit 4.4 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

4.6 Common Stock Purchase Warrant, dated as of June 30, 1998, exercisable into 175,000 shares of Common Stock between the Company and Paribas. Incorporated herein by reference to Exhibit 4.5 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

10.1 Credit Agreement, dated as of June 30, 1998, entered into by and among the Company, the lenders named therein and Paribas, as agent.

27.1 Financial Data Schedule

(b) Reports on Form 8-K

     On May 22, 1998, a Current Report on Form 8-K was filed with the Securities and Exchange Commission regarding the change in the fiscal year of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998                      BMJ MEDICAL MANAGEMENT, INC.

                                           By: /s/David H. Fater
                                               David H. Fater
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------                ----------------------
  4.1                      Warrant Agreement, dated as of June 30, 1998, between the
                           Company and Paribas Principal Incorporated. Incorporated
                           herein by reference to Exhibit 4.1 of the Schedule 13D of
                           the Company as filed with the Securities and Exchange
                           Commission on July 10, 1998.

  4.2                      Certificate of Designation for the Series A Preferred Stock,
                           filed with the Secretary of State of the State of Delaware on June 29, 1998. Incorporated herein by reference to
                           Exhibit 4.2 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

  4.3                      Certificate of Designation for the Series B Preferred Stock,
                           filed with the Secretary of State of the State of Delaware on July 28, 1998.

  4.4                      Securities Purchase Agreement, dated as of June 30, 1998,
                           between the Company and Paribas Principal Incorporated.
                           Incorporated herein by reference to Exhibit 4.3 of the
                           Schedule 13D of the Company as filed with the Securities and
                           Exchange Commission on July 10, 1998.

  4.5                      Common Stock Purchase Warrant, dated as of June 30, 1998,
                           exercisable into 165,000 shares of Common Stock, between the
                           Company and Paribas. Incorporated herein by reference to
                           Exhibit 4.4 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

  4.6                      Common Stock Purchase Warrant, dated as of June 30, 1998,
                           exercisable into 175,000 shares of Common Stock between the
                           Company and Paribas. Incorporated herein by reference to
                           Exhibit 4.5 of the Schedule 13D of the Company as filed with the Securities and Exchange Commission on July 10, 1998.

 10.1                      Credit Agreement, dated as of June 30, 1998, entered into by and among the Company, the lenders named therein and
                           Paribas, as agent.

 27.1                      Financial Data Schedule