Form 10-Q
period 1998-09-30
BMJ MEDICAL MANAGEMENT INC
filed 1998-11-17
CIK 1036296

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________


                        Commission File Number 001-13785

                          BMJ MEDICAL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   65-0676079
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

   4800 North Federal Highway
            Suite 101E
         Boca Raton, Florida                              33431
(Address of principal executive offices)               (Zip Code)

                                 (561) 391-1311
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]            NO [ ]

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of November 4, 1998 was 17,790,557 shares.

================================================================================

                          BMJ MEDICAL MANAGEMENT, INC.
                                      INDEX

                          Part I. FINANCIAL INFORMATION

                                                                                                  PAGE NO.
                                                                                                  --------
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 1998
             and March 31, 1998.................................................................     3

             Condensed Consolidated Statements of Operations
             for the three and six months ended September 30, 1998 and 1997.....................     4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended September 30, 1998 and 1997...............................     5

             Notes to Condensed Consolidated Financial Statements...............................     6

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................    13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................    21


                          PART II. OTHER INFORMATION


    Item 1.  Legal Proceedings..................................................................    22

    Item 2.  Changes in Securities and Use of Proceeds..........................................    22

    Item 6.  Exhibits and Reports on Form 8-K...................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                  September 30,     March 31,
                                                                                                      1998            1998
                                                                                                  -------------     ---------
  ASSETS
Current assets:
  Cash and cash equivalents.....................................................              $     613,000       $  9,483,000
  Accounts receivable...........................................................                 27,002,000         25,794,000
  Prepaid expenses and other current assets.....................................                    875,000            539,000
  Due from physician groups, net................................................                  8,043,000          2,250,000
                                                                                              -------------       ------------
      Total current assets......................................................                 36,533,000         38,066,000
Furniture, fixtures and equipment, net..........................................                 13,432,000          7,948,000
Management services agreements and other intangible assets,
  net of accumulated amortization of $13,826,000 at
  September 30, 1998 and $11,362,000 at March 31, 1998..........................                 63,802,000         45,064,000
  Other assets..................................................................                  3,555,000          2,142,000
                                                                                              -------------       ------------
      Total assets..............................................................              $ 117,322,000       $ 93,220,000
                                                                                              =============       ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................              $   1,967,000       $  1,706,000
  Accrued expenses..............................................................                  4,767,000          6,858,000
  Accrued interest..............................................................                    263,000            520,000
  Accrued salaries and benefits.................................................                  3,336,000          2,159,000
  Current portion of long-term debt.............................................                    835,000            188,000
                                                                                              -------------       ------------
      Total current liabilities.................................................                 11,168,000         11,431,000
Long-term debt, less current portion............................................                 40,702,000         17,929,000
Convertible notes to affiliates.................................................                  1,707,000                 --
Short-term debt expected to be refinanced.......................................                         --          7,125,000
Minority Interest...............................................................                    812,000            648,000

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, $.01 par value - 1,473,684 shares authorized, issued and outstanding (liquidation value
    $7,109,000), net of discount and issuance costs.............................                  4,957,000                 --
Stockholders' equity:
  Series B Convertible Preferred Stock..........................................                  2,839,000                 --
  Common Stock, $.001 par value - 35,000,000 shares authorized,
    17,791,000 shares issued and outstanding at September 30, 1998;
    17,384,000 shares issued and outstanding at March 31, 1998;.................                     18,000             17,000
  Additional paid-in capital....................................................                101,904,000         97,801,000
  Accumulated deficit...........................................................                (46,785,000)       (41,731,000)
                                                                                              -------------       ------------
      Total stockholders' equity................................................                 57,976,000         56,087,000
                                                                                              -------------       ------------
      Total liabilities and stockholders' equity................................              $ 117,322,000       $ 93,220,000
                                                                                              =============       ============

                            See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                September 30                    September 30
                                                                        ---------------------------      ---------------------------
                                                                            1998          1997              1998             1997
                                                                            ----          ----              ----             ----
Practice revenues, net..............................................   $33,291,000     $18,418,000      $67,686,000     $29,669,000
Less: amounts retained by physician groups..........................   (13,342,000)     (8,369,000)     (29,572,000)    (13,690,000)
                                                                       -----------     -----------      -----------     -----------
Management fee revenue..............................................    19,949,000      10,049,000       38,114,000      15,979,000
                                                                       -----------     -----------      -----------     -----------

Operating expenses:
  Medical support services..........................................    15,479,000       9,117,000       29,196,000      14,582,000
  General and administrative........................................     3,779,000       2,903,000        5,577,000       4,487,000
  Depreciation and amortization.....................................     2,094,000       2,629,000        3,347,000       3,657,000
                                                                       -----------     -----------      -----------     -----------
Total operating expenses............................................    21,352,000      14,649,000       38,120,000      22,726,000
Operating loss......................................................    (1,403,000)     (4,600,000)          (6,000)     (6,747,000)
Other expenses: Interest ...........................................       907,000         628,000        2,010,000         922,000
                                                                       -----------     -----------      -----------     -----------

Loss before extraordinary item......................................    (2,310,000)     (5,228,000)      (2,016,000)     (7,669,000)
Extraordinary item, loss on early extinguishment of debt............             -               -       (3,038,000)              -
                                                                       -----------     -----------      -----------     -----------
Net loss............................................................   $(2,310,000)    $(5,228,000)     $(5,054,000)    $(7,669,000)
                                                                       ===========     ===========      ===========     ===========

Net loss per common share:
    Basic:
    Loss before extraordinary item..................................   $     (0.14)    $     (0.78)     $     (0.12)    $     (1.23)
    Extraordinary item..............................................   $         -     $         -      $     (0.17)    $         -
                                                                       -----------     -----------      -----------     -----------
    Net loss........................................................   $     (0.14)    $     (0.78)     $     (0.29)    $     (1.23)
                                                                       ===========     ===========      ===========     ===========
    Diluted:
    Loss before extraordinary item..................................   $     (0.14)    $     (0.78)     $     (0.12)    $     (1.23)
    Extraordinary item..............................................   $         -     $         -      $     (0.17)    $         -
                                                                       -----------     -----------      -----------     -----------
    Net loss........................................................   $     (0.14)    $     (0.78)     $     (0.29)    $     (1.23)
                                                                       ===========     ===========      ===========     ===========

Weighted average number of common shares outstanding:
    Basic...........................................................    17,716,000       6,727,000       17,674,000       6,224,000
                                                                       ===========     ===========      ===========     ===========
    Diluted.........................................................    17,716,000       6,727,000       17,674,000       6,224,000
                                                                       ===========     ===========      ===========     ===========

                            See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                 ------------------------------------
                                                                                    1998                      1997
                                                                                    ----                      ----
Operating activities:
  Net loss......................................................................$ (5,054,000)             $(7,669,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation................................................................     728,000                  389,000
    Amortization of management services agreements and other intangibles........   2,534,000                3,389,000
  Interest expense converted to preferred stock.................................           -                   34,000
  Equity-based compensation expense.............................................      68,000                2,165,000
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................    (904,000)              (4,348,000)
    Due from physician groups...................................................  (5,185,000)                       -
    Prepaid expenses and other current assets...................................    (274,000)                   4,000
    Accounts payable............................................................     261,000                  232,000
    Accrued expenses............................................................  (4,216,000)               2,448,000
    Accrued salaries and benefits...............................................   1,196,000                  681,000
    Accrued interest............................................................    (257,000)                       -
                                                                                ------------              -----------
Net cash used in operating activities........................................... (11,103,000)              (2,675,000)

Investing activities:
  Purchases of furniture, fixtures and equipment................................  (5,676,000)                (415,000)
  Payments for management services agreements and goodwill...................... (12,672,000)              (8,149,000)
  Payments for deferred offering costs..........................................           -               (1,924,000)
  Cash used for acquisition of non-cash assets of affiliated practices..........    (645,000)             (10,492,000)
  Payments for deposits and other assets........................................  (1,528,000)                (311,000)
                                                                                ------------              -----------

Net cash used in investing activities........................................... (20,521,000)             (21,291,000)

Financing activities:
  Proceeds from issuance of preferred stock.....................................   7,000,000                4,450,000
  Proceeds from debt issuance...................................................  40,031,000               17,980,000
  Amounts due physician groups..................................................           -                3,218,000
  Proceeds from issuance of common stock........................................      77,000                        -
  Payments on borrowings........................................................ (24,519,000)                       -
  Minority interest.............................................................     165,000                        -
                                                                                ------------              -----------
Net cash provided by financing activities.......................................  22,754,000               25,648,000
                                                                                ------------              -----------
Net (decrease) increase in cash and cash equivalents............................  (8,870,000)               1,682,000
Cash and cash equivalents at beginning of period................................   9,483,000                  722,000
                                                                                ------------              -----------
Cash and cash equivalents at end of period......................................$    613,000              $ 2,404,000
                                                                                ============              ===========

                            See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

     In management's opinion, the accompanying unaudited condensed consolidated financial statements of BMJ Medical Management, Inc. and its subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three and six months ended September 30, 1998 and 1997. The results of operations and cash flows for the six months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the fiscal year.

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

2.   Recent Developments

     On September 24, 1998, the Company announced a restructuring plan that included reducing corporate overhead through the elimination of approximately 20 corporate positions and the impairment of goodwill related to the Company's Independent Physician Association ("IPA") due to the bankruptcy of a significant payer. The Company also began assessing its current business model. On October 7, 1998 the Company's Board of Directors elected Donald J. Lothrop President and Chief Executive Officer. The Board of Directors has retained a consulting firm to assist in the process of evaluating alternative business models and has under consideration, among other things, an additional restructuring plan more fully described under "Management's Discussion and Analysis - Liquidity and Capital Resources-Outlook."

     The Company anticipates, that if implemented, this additional restructuring plan would result in the determination that certain intangible assets related to Management Services Agreements and other assets have been impaired and would result in the write-off of the impaired portion of such assets. The amount of such impairment loss, which cannot be determined at this time, would be recognized in the period that such determination is made, and the recognition of any such impairment loss could have a material adverse effect on the Company's business, results of operations and financial condition.

3.   New Accounting Pronouncements

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

4.   Asset Write-down and Restructuring Charge

     In September 1998, the Company implemented a restructuring plan which included a total charge of approximately $2,050,000 included in general and administrative ($1,500,000) and depreciation and amortization

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

4.   Asset Write-down and Restructuring Charge--(continued)

expense ($550,000) in the accompanying condensed consolidated statements of operations for the three and six months ended September 1998. The charges consist primarily of severance costs of approximately $1,100,000 and other asset write-offs of $400,000. Also included in the charge was $550,000 related to the write-off of goodwill due to the bankruptcy of a significant payor for the Company's Independent Physician Association ("IPA") acquired in 1997.

5.   Earnings (Loss) Per Share

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

     Basic and diluted net loss per share for the three and six months ended September 30, 1998 and 1997 were calculated using the weighted average number of shares of Common Stock outstanding during the respective periods. Common Stock equivalents are not included in the computation of diluted net loss per share for the three and six month periods ended September 30, 1998 and 1997, as their effect is antidilutive.

     The following table set forth the computation of loss per share atributable to common shareholders:

                                                                                Three Months Ended          Six Months Ended
                                                                                    September 30,              September 30,
                                                                               1998          1997        1998              1997
                                                                               ----          ----        ----              ----
Loss before extraordinary item as reported..................................$(2,310,000)  $(5,228,000)   $(2,016,000)  $(7,669,000)
  Dividends, Series A Preferred Stock.......................................   (109,000)            -       (109,000)            -
  Dividends, Series B Preferred Stock.......................................    (49,000)            -        (49,000)            -
  Accretion, Series A Preferred Stock.......................................    (25,000)            -        (25,000)            -
                                                                            -----------   -----------    -----------   -----------
Numerator for earnings per share - loss
  attributable to common shareholders.......................................$(2,493,000)  $(5,228,000)   $(2,199,000)  $(7,669,000)
                                                                            ===========   ===========    ===========   ===========

6.   Practice Affiliations and Investment In Subsidiaries

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Seaview Orthopaedic & Medical Associates, a New Jersey general partnership ("Seaview"), in exchange for $3,805,000 in cash and the issuance of convertible promissory notes for $1,543,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amounts. The aggregate consideration of $5,471,000, including transaction costs of $123,000, has been allocated as follows: $4,946,000 to Management Services Agreements with the remainder ($525,0000) allocated to furniture, fixtures and equipment. The total amount of consideration will be adjusted based on actual collections of the Practice for the twelve month period ended March 1999. The value of any additional consideration, which will consist entirely of the Company's Common Stock, will increase the cost of the Seaview Management Services Agreement.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Community Orthopedics and Pain Management, a Florida Corporation ("Community"), in exchange for $611,000 in cash and the issuance of a convertible promissory note for $604,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $1,235,000, including transaction costs of $20,000, has been allocated as follows:

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

6.   Practice Affiliations and Investment in Subsidiaries--(continued)

$1,227,000 to Management Services Agreement with the remainder ($8,000) allocated to furniture, fixtures and equipment.

     In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Steven P. Hirsch, D.P.M., P.A., a Florida professional association ("Hirsch"), in exchange for $160,000 in cash and the issuance of a convertible promissory note for $130,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $303,000, including transaction costs of $13,000, has been allocated as follows: $231,000 to Management Services Agreement with the remainder ($72,000) allocated primarily to furniture, fixtures and equipment, and accounts receivable.

     In April 1998, the Company entered into a Management Services Agreement with Douglas A. Bobb, D.O., in exchange for the issuance of 157,071 shares of Common Stock recorded at $7.38 per share, representing consideration of $1,159,000. All of the consideration has been allocated to the Management Services Agreement.

     In April 1998, BMJ of Chandler, Inc., a wholly-owned subsidiary of the Company, purchased the assets of Warner Medical Park Outpatient Surgery, Inc., for $1,800,000. In April 1998, Surgical Associates of Bakersfield, Limited Partnership, a limited partnership controlled by the Company, acquired all of the assets of Kern Surgery Center, a California limited partnership, for $2,400,000. These transactions have been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price has been allocated as follows: accounts receivable- $177,000; furniture, fixtures and equipment-$261,000; goodwill and other intangibles-$3,531,000, with the remaining purchase price allocated primarily to other assets. The Company is depreciating the related assets acquired over their estimated useful lives, ranging from three to seven years. Goodwill is being amortized over its estimated remaining life of 25 years.

     In June 1998, the Company entered into a Stock Purchase Agreement and a Management Services Agreement with the Boca Raton Orthopaedic Group Inc., a Florida corporation, in exchange for $3,517,000 in cash, an obligation to issue $2,427,000 of Convertible Preferred Stock and the assumption of $1,000,000 in liabilities. The aggregate consideration of $7,668,000 including transaction costs has been allocated as follows: $6,685,000 to Management Services Agreement with the remainder ($983,000) allocated primarily to furniture, fixtures and equipment.

     In July and September 1998, the Company entered into two separate Asset Purchase Agreements and Management Services Agreements with Glen Miller, LTD., a Nevada Corporation ("Miller") and Community Foot Care, P.A. Mark Warren, D.D.M., a Florida Corporation ("Warren"), located in Reno, Nevada and Delray Beach, Florida, respectively. In exchange for an aggregate amount of $1,660,000 in cash, the issuance of 2,323 shares of Convertible Preferred Stock with a fair value of $232,000 and the obligation to issue $140,000 of Convertible Preferred Stock, $269,000 of accrued liabilities and the issuance of 104,404 shares of Common Stock recorded at $2.22 per share. The aggregate consideration of $2,533,000 including transaction costs has been allocated as follows: $2,340,000 to Management Services Agreements with the remainder ($193,000) allocated to accounts receivable and furniture, fixtures and equipment. The total number of shares to be issued to Miller will depend on among other factors, the amount of collections for the twelve month period ended September 1999. The value of any subsequently issued shares will increase the cost of the Miller Management Services Agreement.

     See footnote 2 above for a discussion of the Company's consideration of whether the intangibles associated with these transactions have been impaired and the anticipated consequences of such determination.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

7.   Debt and Preferred Stock Issuance

     In April 1998, the Company issued in the aggregate, $2,300,000 of convertible promissory notes (the "Convertible Notes") in conjunction with three practice affiliation transactions that mature in four equal annual installments. The Convertible Notes bear interest at 5% and are convertible into shares of Common Stock at a conversion rate of $8.75 on unpaid principal amounts at the option of the holder on the maturity dates.

     In June, July and September, 1998 the Company, in connection with three practice affiliation transactions, became obligated to issue $2,800,000 of Series B Convertible Preferred Stock ("Series B") par value, $.01 per share which is convertible into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. There were 2,323 shares issued and outstanding as of September 30, 1998 and the Company has an obligation to issue an additional 25,664 Series B shares. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any additional shares of Series B on account of these transactions until the first year anniversary of the practice affiliation. The Series B conversion to Common Stock is based on, in part, the Market Price (as defined in the Certificate of Designation for the Series B) into shares of Common Stock. As of September 30, 1998, the number of shares of Common Stock obligated to be issued if the Series B were converted would be 582,000 shares.

     On June 30, 1998 the Company refinanced substantially all of its existing debt with its previous lenders with proceeds from a $60,000,000 credit facility which consists of a $15,000,000 revolving line of credit ("Revolving Loans"), a $25,000,000 term note ("Tranche B Loan") and a $20,000,000 acquisition line of credit in which all amounts outstanding at September 30, 2000 will convert to a term loan (`Tranche A Loan") (collectively referred to as the "Credit Facility").

     Under the Revolving Loans, the Company may borrow up to $15,000,000 for working capital and general corporate purposes and to finance start-up costs relating to certain Ancillary Service Facilities (as defined in the Credit Facility). The Revolving Loans are subject to a borrowing base equal to 80% of the product of Eligible Accounts Receivable multiplied by the Collection Rate (each as defined in the Credit Facility). The Revolving Loans mature on June 30, 2001 and interest is payable quarterly and, at the option of the Company, will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from 0.00%-1.25% based on the Company's Leverage Ratio or (b) the LIBOR rate plus a margin ranging from 1.75%-3.00% based on the Company's Leverage Ratio (as defined in the Credit Facility).

     Under the Tranche A Loans, the Company may borrow up to $20,000,000 through June 30, 2000 for Qualified Acquisitions (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1,250,000 beginning September 30, 2000 through June 30, 2001; (b) $1,875,000 from September 30, 2001 through June 30, 2002 and (c)
$3,125,000 from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly and at rates equal to the Revolving Loans.

     Under the Tranche B Loan, the Company borrowed $25,000,000 for the sole purpose of refinancing certain existing indebtedness. The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5,438,000 quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly and at the option of the Company will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from .75%-l.50%, based on the Company's Leverage Ratio or (b) the LIBOR rate plus a margin ranging from 2.50%-3.25% based on the Company's Leverage Ratio.

     Under the terms of the Credit Facility, the Company may be required to make mandatory annual prepayments beginning in 2001 in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Facility). The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage, maximum funded indebtedness and leverage ratios, (b) the maintenance of a minimum level of EBITDA and Tangible Net Worth (as defined in the Credit Facility) and (c) limitation on capital

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


7.   Debt and Preferred Stock Issuance--(Continued)

expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Additionally, under the terms of the Credit Facility the Company is subject to certain restrictions with respect to issuing subordinated debt, sales of Company assets, and changes in control of the Company. Failure by the Company to satisfy the covenants in the Credit Facility may result in a Default or Event of Default which could have a material adverse effect on the Company's financial position.

     As of November 15, 1998 no additional borrowing capacity exists under the Credit Facility as currently structured. From July through November 1998, the Company entered into a series of amendments relating to its Credit Facility that provided for, among other things, revisions to certain financial covenants and a reduction in the Tranche A loan total availability to $8,500,000 of which $5,600,000 was outstanding at September 30, 1998. Under the terms of the Credit Facility, the Company has the right to request letters of credit in an aggregate amount not to exceed $2,000,000 with a term not to exceed one year from the date of issuance.

     The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     In connection with the Credit Facility, the Company issued pursuant to a Securities Purchase Agreement (the "Purchase Agreement") a new Series A Redeemable Convertible Preferred Stock, par value, $.01 per share (the "Series A"), to an affiliate of its agent bank in exchange for cash of $7,000,000. This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

     In connection with the Credit Facility and the Purchase Agreement, the Company issued in June 1998, an aggregate of 446,451 warrants to purchase Common Stock with exercise prices ranging from $0.01-$9.00 per share with a weighted average exercise price of $3.53 per share. The fair values per warrant based on the Black-Scholes valuation method range from $3.26-$4.75 per share and the related debt discount for certain of the warrants will be amortized over the life of the Credit Facility.

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

     In accordance with the provisions of the Purchase Agreement, the Company became obligated to issue in September 1998, 959,000 warrants with an exercise price of $.01 to purchase Common Stock. Accordingly $959,000 was recorded as a discount to the Series A Preferred Stock in the accompanying condensed consolidated balance sheet at September 30, 1998. The warrants were issued in November. If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by an agreed upon date (as defined in the Purchase Agreement) the Company will be required to issue additional nominally priced warrants to purchase Common Stock. The parties have agreed to indefinitely postpone this deadline.

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

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


8.   Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards SFAS No. 109 ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1998, net operating loss carryovers of approximately $18,000,000 were available to reduce future federal income taxes, subject to certain annual limitations.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $15,094,000 and $16,300,000 valuation allowance at March 31, 1998, and September 30, 1998 respectively, was necessary to reduce the deferred tax assets to the amount that will more than likely be realized.

9.  Commitments and Contingencies

     The Company is subject to legal proceedings in the ordinary course of its business including certain claims resulting from successor liability in connection with the assumption of certain liabilities of the physician practices. The Company does not believe that any of such legal proceedings, after consideration of professional and other liability insurance and amounts provided in the accompanying consolidated balance sheet as of September 30, 1998, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D. et al. v. Bone, Muscle & Joint, Inc., et al. was filed. In this action, in the United States District Court for the Southern District of Texas, plaintiffs asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company. Plaintiffs amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for the delivery of 117,860 shares of the Company's Common Stock. On September 22, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a Settlement Agreement dated as of September 15, 1998.

     At September 1998, the Company had commitments totaling $2,750,000 for construction of two ambulatory surgery centers of which $2,300,000 had been funded.

     On October 23, 1998, an action entitled Tri-City Orthopaedics, et al vs. Bone, Muscle & Joint, Inc. was filed. In this action, which is currently pending in the United States District Court for the Southern District of California, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the Management Services Agreement between plaintiffs and the Company. Plaintiff's complaint seeks unspecified compensatory and punitive damages as well as rescission of the Management Services Agreement. The Company intends to defend against the action vigorously.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


10.  Supplemental Cash Flow Information

     Significant non-cash financing and investing activities for the six months ended September 30, 1998 are summarized as follows:

     o The value of stock issued upon execution of Management Services Agreements was $1,426,000.

     o Notes issued upon execution of Management Services Agreements were $2,466,000.

     o Non-cash transactions from practice affiliations including accounts receivable, furniture, fixtures and equipment, Management Services Agreements, Goodwill, due to/from physicians, Convertible Preferred Stock and accrued expenses amounted to $8,119,000.

     o Deferred financing costs related to the issuance of warrants amounted to $784,000.

     o Deferred financing costs related to the issuance of preferred stock and warrants amounted to $1,743,000.

     o   Interest paid amounted to $2,179,000.

    Significant non-cash financing and investing activities for the six months ended September 30, 1997 are summarized as follows:

     o The value of stock issued upon execution of Management Services Agreements was $13,800,000.

     o   Short-term loans converted to preferred stock amounted to $1,000,000.

     o Common stock issued for payment of accrued salaries amounted to $292,000.

     o Non-cash transactions from practice affiliations including Management Services Agreements and due to/from physicians amounted to $631,000.

     o Deferred financing costs related to the issuance of warrants amount to $714,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the period ended March 31, 1998 and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements included herein and made from time to time by representatives of the Company. Except for historical information, matters discussed below and in other oral and written communications such as press releases are forward-looking statements that involve risks and uncertainties. Whenever possible, the Company has identified these forward-looking statements by words such as "believes," "estimates," "expects," and similar expressions. The risks and uncertainties that these forward-looking statements are subject to include, without limitation, the successful implementation of any further restructuring plans that the Company may adopt, the potential inability of the Company to meet its short term and long term liquidity needs, the potential termination of contractual relationships, the potential inability of the Company to establish ancillary service facilities, fluctuations in the volume of procedures performed by the practices' physicians, changes in the reimbursement rates for those services, uncertainty about the ability to collect the appropriate fees for services provided or ordered by the practices' physicians, taxes, and governmental regulations and the factors described below under the caption "Impact of the Year 2000".

OVERVIEW AND RECENT DEVELOPMENTS

     The Company is principally a Physician Practice Management Company ("PPM") that provides management services to its affiliated practices and ancillary service facilities, and also operates an Independent Physician Association ("IPA"). The Company focuses on musculoskeletal care, which involves the medical and surgical treatment of conditions related to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the Physician Practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. As of September 30, 1998, the Company had affiliated with physician practices operating in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada, and Texas by entering into Management Services Agreements. The Company was incorporated in Delaware in January 1996 and affiliated with its first Practice in July 1996. At December 31, 1996, the Company had entered into Management Services Agreements with three Practices comprising 34 physicians. During the year ended December 31, 1997, the Company acquired an IPA with 42 physicians in Arizona and had entered into 22 additional Management Service Agreements with 80 physicians. During the three months ended March 31, 1998, the Company entered into Management Services Agreements with two Practices comprising four physicians. During the six months ended September 30, 1998, the Company entered into Management Services Agreements with seven Practices comprising 22 physicians. During the three months ended September 30, 1998 the Company entered into Management Services Agreements with 2 practices comprising 5 physicians. Additionally, the Company has assisted with several affiliated practices in adding new physicians to the existing practice. The Company has also facilitated the combination, where appropriate, of certain solo practices into larger existing practices.

     On September 24, 1998, the Company announced a restructuring plan that included reducing corporate overhead through the elimination of approximately 20 corporate positions and assessing its current business model. On October 7, 1998 the Company's Board of Directors elected Donald J. Lothrop President and Chief Executive Officer. The Board of Directors has retained a consulting firm to assist in the process of evaluating alternative business models and has under consideration, among other things, an additional restructuring plan more fully described below under "Liquidity and Capital Resources - Outlook".

     The Company anticipates that, if implemented, this additional restructuring plan would result in the determination that certain intangible assets related to management services agreements and other assets have been impaired and would result in the write-off of the impaired portion of the assets. The amount of such impairment loss, which cannot be determined at this time, would be recognized in the period that such determination is made, and the recognition of any such impairment loss could have a material adverse effect on the Company's business, results of operations and financial condition.

     Practice revenues, net represents the gross revenues of the affiliated Practices, the IPA, and the ancillary service facilities reported at the estimated realizable amounts from patients, third party payors and others for services rendered, net of contractual and other adjustments. Contractual adjustments typically result from the differences between the Practices' established rates for services and the amounts paid by government sponsored health care programs and other insurers. The Company estimates that approximately 17% of practice revenues, net were received under government sponsored health care programs (principally, the Medicare and Medicaid programs) during the six months ended September 30, 1998 and 1997. The Practices have numerous agreements with managed care and other organizations to provide physician services based on negotiated fee schedules.

     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Management fee revenue primarily represents practice revenues, net less amounts retained by Practices (consisting of amounts retained by the Practices, principally compensation and fees paid to physicians and other health care providers) which are paid to the physicians pursuant to the Management Services Agreements. Under each Management Services Agreement, the Company assumes responsibility for the management of the non-medical operations of the Practice, employs substantially all of the non-professional personnel utilized by the Practice and may provide the Practice with the facilities and equipment used in its medical practice. The Company's management fee revenue consists of four components: (i) percentage of the Practices' net collected revenues (generally ranging from 10% to 15%), plus (ii) 100% of the non-physician affiliated practice expenses (generally expected to range from 45% to 55% of the Practices' net collected revenue), plus (iii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power (generally related to medical malpractice insurance, property and liability insurance, group benefits and certain major medical supplies) plus
(iv) a percentage of the profits from new ancillary services at the Practices. The portion of the management fee revenue that represents a percentage of net collected revenue is dependent upon the Practices' revenues which must be billed and collected. As part of the restructuring plan under consideration, the Company would seek to modify several of its existing management services agreement to reduce the services provided by the Company in consideration for a reduction of the management fees payable by the Practices. See "Liquidity and Capital Resources - Outlook."

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

     Subject to the cash flow constraints and other considerations described below in "Liquidity and Capital Resources - Outlook," the Company anticipates that its business model will continue to include acquiring and operating additional Ancillary Service Facilities such as ambulatory surgery centers, MRI diagnostic imaging centers and rehabilitative therapy units. Accordingly, the Company expects that the mix and relationship of Practice and Ancillary Service revenues and operating expenses will differ from historical trends through September 30, 1998. The impact of these activities on the mix of revenues and expenses cannot be determined at this time.

     To date, the Company's operating costs have exceeded management fee revenues. The Company's ability to increase future management fee revenues, reduce operating costs and achieve positive cash flow will largely depend upon whether the Company is able to successfully implement a further restructuring plan that allows it to access additional capital resources and whether the Company is then able to continue to develop Ancillary Service Facilities. See "Liquidity and Capital Resources - Outlook."

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

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


                                                                                           Three Months
                                                                                               Ended
                                                                                            September 30,
                                                                                      -------------------------
                                                                                      1998                 1997
                                                                                      ----                 ----
Practice revenues, net..................................................              100.0%              100.0%
Less: amounts retained by physician groups..............................              (40.1)              (45.4)
                                                                                      -----               -----
Management fee revenue..................................................               59.9                54.6
Operating expenses and other expenses:
  Medical support services..............................................               46.4                49.4
  General and administrative............................................               11.4                15.8
  Depreciation and amortization.........................................                6.3                14.3
                                                                                      -----               -----
    Total operating expenses............................................               64.1                79.5
                                                                                      -----               -----
Interest Expense                                                                        2.7                 3.4
Net loss................................................................               (6.9)%             (28.3)%
                                                                                      =====               =====

     Practices revenues, net. For the three months ended September 30, 1998, practice revenues, net was $33.3 million compared to $18.4 million for the three months ended September 30, 1997. The significant increase was the result of the Company reflecting revenues from 35 practice affiliation transactions for the three months ended September 30, 1998 compared to the Company reflecting revenues from a total of 21 practice affiliation transactions for the three months ended September 30, 1997. Additionally, the Company also reflected revenues from its three additional surgery centers, the expansion of other ancillary services, in particular, physical and rehabilitative therapy and its IPA for the three months ending September 30, 1998.

     Amounts retained by physician groups. For the three months ended September 30, 1998, amounts retained by physician groups was $13.3 million compared to $8.4 million for the three months ended September 30, 1997. The significant increase was the result of the Company having had an additional 14 practice affiliation transactions for the three months ended September 30, 1998 compared to the Company having only 21 practice affiliation transactions for the three months ended September 30, 1997.

     Management fee revenue. For the three months ended September 30, 1998, management fee revenue was $19.9 million compared to $10.0 million for the three months ended September 30, 1997. The $9.9 million increase was a result of the factors set forth above.

     Medical Support services. For the three months ended September 30, 1998, medical support services, principally clinic overhead expenses, was $15.5 million compared to $9.1 million for the three months ended September 30, 1997. The $6.4 million increase was a result of the factors set forth above.

     General and administrative. General and administrative expenses for the three months ended September 30, 1998 were $3.8 million, as compared to $2.9 million for the three months ended September 30, 1997. The increase primarily relates to the Company's increased development of infrastructure to support additional practice affiliations. Additionally, for the three months ended September 30, 1998, the Company incurred approximately $1.5 million of expenses, related primarily to severance pay as a result of a restructuring plan management implemented in September 1998.

     Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 1998 was $2.1 million, as compared to $2.6 million for the three months ended September 30, 1997. The depreciation expense related to acquired furniture, fixtures and equipment and the amortization expense related primarily to Management Services Agreements. The decrease related primarily to the lengthed amortization period related to the Management
Service Agreements. The intangible assets related to the Management Services Agreements were being amortized over 4 years during the three months ended September 30, 1997 as a result of the vesting provisions contained in the restricted stock agreements relating to Common Stock which was issued by the Company to physicians in connection with the practice affiliation transactions. As of April 1, 1998, the Company amended and restated substantially all of its restricted stock agreements to eliminate the vesting provisions related to these shares of Common Stock. Accordingly, in April 1998 the Company revised the estimated useful lives of its assets related to the Management Services Agreements and is amortizing the remaining balances over periods ranging from 4 to 25 years. Consequently, the monthly per practice amortization expense related to the practice affiliation transactions decreased beginning April 1998. Additionally, included in depreciation and amortization expense for the three months ended September 30, 1998, was a charge of approximately $550,000 related to the write-off of goodwill for the Company's IPA as a result of the bankruptcy of a significant payer. The Company is exploring several alternatives to obtain additional working capital and cash for operations. One of the alternatives under consideration is a plan to restructure the Company's arrangements with its affiliated practices and physicians. The Company anticipates that, if implemented, this restructuring plan will likely result in the determination that certain intangible assets related to Management Service Agreements and other assets have been impaired, which will result in the write-off of the impaired portion of the assets. The amount of such impairment loss, which cannot be determined at this time, will be recognized in the period that such determination is made. The recognition of any such impairment loss could have a material adverse effect on the Company's business, results of operations and financial condition.

     Interest expense. Interest expense for the three months ended September 30, 1998, was $907,000 compared to $628,000 for the three months ended September 30, 1997. This increase related to borrowings related to practice affiliation transactions and ancillary service facilities acquisitions.

     Net loss. The net loss for the three months ended September 30, 1998 was $2.3 million, or $0.14 per share of Common Stock, as a result of the factors set forth above. The net loss for the three months ended September 30, 1997 was $5.2 million, or $0.78 per share of Common Stock as a result of the factors set forth above.

RESULTS OF OPERATIONS

Six Months Ended September 30, 1998 Compared to the Six Months Ended September 30, 1997

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

                                                                                      Six Months
                                                                                        Ended
                                                                                     September 30,
                                                                                ---------------------
                                                                                   1998         1997
                                                                                   ----         ----
Practice revenues, net..................................................          100.0%        100.0%
Less: amounts retained by physician groups..............................          (43.7)        (46.1)
                                                                                -------        ------
Management fee revenue..................................................           56.3          53.9
Operating expenses and other expenses:
 Medical support services...............................................           43.1          49.1
 General and administrative.............................................            8.2          15.1
 Depreciation and amortization..........................................            4.9          12.3
                                                                                -------        ------
   Total operating expenses.............................................           56.2          76.5
                                                                                =======        ======
Interest Expense                                                                    3.0           3.1
Extraordinary item                                                                  4.5           0.0
Net loss................................................................           (7.4)%       (25.7)%
                                                                                =======        ======

     Practices revenues, net. For the six months ended September 30, 1998, practice revenues, net was $67.7 million compared to $29.7 million for the six months ended September 30, 1997. The significant increase was the result of the Company reflecting revenues from 35 practice affiliation transactions for the six months ended September 30, 1998 compared to the Company reflecting revenues from a total of 21 practice affiliation transactions for the six months ended September 30, 1997. Additionally, the Company also reflected revenues from its three additional surgery centers, the expansion of other ancillary services, in particular, physical and rehabilitative therapy and its IPA for the six months ending September 30, 1998.

     Amounts retained by physician groups. For the six months ended September 30, 1998, amounts retained by physician groups was $29.6 million compared to $13.7 million for the six months ended September 30, 1997. The significant increase was the result of the Company having had an additional 14 practice affiliation transactions for the six months ended September 30, 1998 compared to the Company having only 21 practice affiliation transactions for the six months ended September 30, 1997.

     Management fee revenue. For the six months ended September 30, 1998, management fee revenue was $38.1 million compared to $16.0 million for the six months ended September 30, 1997. The $22.1 million increase was a result of the factors set forth above.

     Medical Support services. For the six months ended September 30, 1998, medical support services, principally clinic overhead expenses, was $29.2 million compared to $14.6 million for the six months ended September 30, 1997. The $14.6 million increase was a result of the factors set forth above.

     General and administrative. General and administrative expenses for the six months ended September 30, 1998 were $5.6 million, as compared to $4.5 million for the six months ended September 30, 1997. The increase primarily relates to the Company's increased development of infrastructure to support the additional practice affiliations. Additionally, for the six months ended September 30, 1998, the Company incurred approximately $1.5 million of expenses, related primarily to severance pay as a result of a restructuring plan management implemented in September 1998.

     Depreciation and amortization. Depreciation and amortization for the six months ended September 30, 1998 was $3.3 million, as compared to $3.7 million for the six months ended September 30, 1997.

     The depreciation expense related to acquired furniture, fixtures and equipment and the amortization expense related primarily to Management Services Agreements. The decrease related primarily to the lengthed amortization period related to the Management Service Agreements. The intangible assets related to the Management Services Agreements were being amortized over 4 years during the six months ended September 30, 1997 as a result of the vesting provisions contained in the restricted stock agreements relating to Common Stock which was issued by the Company to physicians in connection with the practice affiliation transactions. As of April 1, 1998, the Company amended and restated substantially all of its restricted stock agreements to eliminate the vesting provisions related to these shares of Common Stock. Accordingly, in April 1998 the Company revised the estimated useful lives of its assets related to the Management Services Agreements and is amortizing the remaining balances over periods ranging from 4 to 25 years. Additionally, for the six months ended September 30, 1998, there was a charge of approximately $550,000 related to the write-off of goodwill for the Company's IPA as a result of the bankruptcy of a significant payor. The Company is exploring several alternatives to obtain additional working capital and cash for operations. One of the alternatives under consideration is a plan to restructure the Company's arrangements with its affiliated practices and physicians. The Company anticipates that, if implemented, this restructuring plan will likely result in the determination that certain intangible assets related to Management Service Agreements and other assets have been impaired, which will result in the write off of the impaired portion of the assets. The amount of such impairment loss, which cannot be determined at this time, will be recognized in the period that such determination is made. The recognition of any such impairment loss could have a material adverse effect on the Company's business, results of operations and financial condition.

     Interest expense. Interest expense for the six months ended September 30, 1998, was $2.0 million compared to $922,000 for the six months ended September 30, 1997. This increase related to borrowings related to practice affiliation transactions and ancillary service facilities acquisitions.

     Extraordinary item. The Company incurred an extraordinary loss of $3.0 million related to the write-off of deferred financing costs as a result of refinancing its existing debt in June 1998. See-"Liquidity and Capital Resources" for further discussion.

     Net loss. The net loss for the six months ended September 30, 1998 was $5.1 million, or $0.29 per share of Common Stock, as a result of the factors set forth above. The net loss for the six months ended September 30, 1997 was $7.7 million, or $1.23 per share of Common Stock as a result of the factors set forth above.

Liquidity and Capital Resources

     At September 30, 1998 and March 31, 1998, the Company had $25.4 million and $26.6 million, respectively, in working capital and $613,000, and $9.5 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of September 30, 1998 and March 31, 1998 consisted of cash and cash equivalents of $613,000 and $9.5 million, respectively, and $27.0 million and $25.8 million of accounts receivable, respectively.

     Cash used in operating activities for the six months ended September 30, 1998 and 1997, was $11.1 million and $2.7 million, respectively. The increase in cash used in operating activities as compared to the six months ended September 30, 1997 was primarily related to the increase in amounts due from physician groups and decrease in accrued expenses.

     Cash used in investing activities for the six months ended September 30, 1998 and 1997 was $20.5 million and $21.3 million, respectively, a decrease of $800,000, primarily related to fewer practice affiliation transactions in the six months ended September 30, 1998. This was mostly offset by acquisitions of ancillary service facilities.

     Cash provided by financing activities for the six months ended September 30, 1998 and 1997 was $22.8 million and $25.6 million, respectively. The decrease was primarily attributable to fewer debt borrowings due to less practice affiliation transactions.

     In April 1998, the Company issued in the aggregate, $2.3 million of convertible promissory notes (the "Convertible Notes") in conjunction with three practice affiliation transactions that mature in four equal annual installments. The Convertible Notes bear interest at 5% and are convertible into shares of Common Stock at a conversion rate of $8.75 on unpaid principal amounts at the option of the holder on the maturity dates.

     In June, July and September 1998, the Company, in connection with three practice affiliation transactions, became obligated to issue $2.8 million of Series B Convertible Preferred Stock ("Series B") which is convertible only into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. There were 2,323 shares issued and outstanding as of September 30, 1998 and the Company has an obligation to issue an additional 25,664 shares of Series
B. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any additional shares of Series B, on account of these transactions until the first year anniversary of the practice affiliation. The Series B conversion to Common Stock is based on, in part, the Market Price (as defined in the Certificate of Designation for the Series B) into shares of Common Stock.

     On June 30, 1998 the Company refinanced substantially all of its debt with its senior lender and other lenders with proceeds from a $60.0 million credit facility consisting of $15.0 million revolving line of credit (the "Revolving Loans"), $25.0 million term note (the "Tranche B Loan") and a $20.0 million acquisition line of credit in which all amounts outstanding at June 30, 2000 will convert to a term loan (the "Tranche A Loan") (collectively referred to as the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company.

     Under the Revolving Loans, the Company may borrow up to $15.0 million subject to a borrowing base equal to 80% of the product of Eligible Accounts Receivable multiplied by the Collection Rate (each as defined in the Credit Facility). The Revolving Loans have a maturity of June 30, 2001 (the Revolving Loans may be extended for two one-year terms at the discretion of the lender) and interest is payable quarterly and, at the option of the Company, will equal
(a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate plus a margin ranging from .0%-1.25% based on the Company's leverage ration or (b) the LIBOR rate plus a margin ranging from 1.75%--3.00% based on the Company's Leverage Ratio (as defined in the Credit Facility) (each such rate the "Interest Rate").

     Under the Tranche A Loans, the Company may borrow up to $20.0 million through June 30, 2000 for Qualified Acquisitions (as defined in the Credit Facility). The Tranche A Loans are payable in quarterly installments (assuming the entire amount is borrowed) of (a) $1.25 million beginning September 30, 2000 through June 30, 2001; (b) $1.88 million from September 30, 2001 through June 30, 2002 and (c) $3.1 Million from September 30, 2002 through March 31, 2003 with the remaining unpaid balance due and payable on June 30, 2003. Interest is payable quarterly at rates equal to the Interest Rate.

     The Tranche B Loan is payable $62,500 quarterly through June 30, 2001; $312,000 quarterly from September 30, 2001 through June 30, 2003; $5.4 million quarterly through March 31, 2004 with any unpaid balance due on June 30, 2004. Interest on the Tranche B Loan is payable quarterly, varies, and at the option of the Company will equal (a) a function of the greater of 0.50% plus the Federal Funds Rate or the prime lending rate (8.5% at June 24, 1998) plus a margin ranging from .75%-1.50%, based on the Company's Leverage Ratio or (b) the LIBOR rate approximately 5.5% at June 24, 1998) plus a margin ranging from 2.5%-3.25% based on the Company's Leverage Ratio.

     Under the terms of the Credit Facility, the Company may be required to make mandatory annual prepayments beginning in 2002 in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Facility). The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage and leverage ratios, (b) the maintenance of a minimum level of EBITDA and Tangible Net Worth (as defined in the Credit Facility) and (c) limitations on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Failure by the Company to satisfy the covenants in the Credit Facility may result in a Default or Event of Default which could have a material adverse effect on the Company's financial position, cash flows and results of operations. Additionally, under the terms of the Credit Facility the Company has the right to request letters of credit in an aggregate amount not to exceed $2.0 million and with a term not to exceed one year from the date of issuance. As of November 15, 1998, no additional borrowing capacity exists under the Credit Facility as currently structured. From July through November 1998, the Company entered into a series of amendments relating to its Credit Facility that provided for, among other things, revisions to certain financial covenants and a reduction in the Tranche A total availability to $8.5 million of which $5.6 million was outstanding at September 30, 1998.

     In connection the with Credit Facility, the Company issued pursuant to a Securities Purchase Agreement (the "Purchase Agreement") a new Series A Redeemable Convertible Preferred Stock, par value, $.01 per share, (the "Series A") to an affiliate of its agent bank in exchange for cash of $7.0 million. This Series A is convertible into 1,473,684 shares of Common Stock. The Series A carries a 6% cumulative dividend that is payable in cash. The number of shares of Common Stock to be issued upon conversion is subject to certain future factors and, accordingly, cannot be determined at this time. In addition, pursuant to the Purchase Agreement, the investor obtained the right to nominate one member to the Board of Directors of the Company and certain other rights.

     In accordance with the provisions of the Purchase Agreement, the Company became obligated to issue in September 1998, 959,000 warrants with an exercise price of $.01 to purchase Common Stock. Accordingly $959,000 was recorded as a discount to the Series A Preferred Stock in the accompanying condensed consolidated balance sheet at September 30, 1998. The warrants were issued in November. If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by an agreed upon date (as defined in the Purchase Agreement) the Company will be required to issue additional nominally priced warrants to purchase Common Stock. Such agreed upon date deadline for filing the effective registration statement has been mutually agreed upon by both parties to be postponed indefinitely.

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

     The Series A, are subject to anti-dilution provisions which may ultimately decrease the conversion price resulting in the issuance of additional shares of Common Stock upon the conversion of the Series A.

     In connection with the Credit Facility and the Purchase Agreement, the Company in June 1998, issued an aggregate of 446,451 warrants to purchase Common Stock with exercise prices ranging from $0.01-$9.00 per share with a weighted average exercise price of $3.53 per share. The fair values per warrant based on the Black-Scholes valuation method range from $3.26-$4.75 per share. Certain of the warrants contain put rights.

Outlook

     Historically, available cash has been generated from cash flow from operations, borrowings under the Credit Facility and other debt, and the proceeds of equity securities. The Company will not be able to borrow any further funds under the Credit Facility without amending certain of its terms. The operations and planned expansion of existing practice affiliations, including the addition of certain ancillary service facilities will require ongoing capital expenditures. In addition, the Company's short-term liquidity is affected by the amounts and timing of collections received on accounts receivable balances. No assurance can be given that the collections will be received on a timely basis or in amounts sufficient to meet the short-term liquidity needs of the Company. The financing of ongoing operations and certain business expansion is anticipated to be provided by a combination of certain lease agreements, other financing vehicles, and cash flows from operations. The Company believes that the combination of these sources will be sufficient to meet its currently anticipated operating and capital expenditure requirements and working capital needs through December 31, 1998.

     The Company is exploring several alternatives to obtain additional working capital and cash for operations and has retained a consulting firm to assist in addressing these issues. One of the alternatives under consideration is a plan to restructure the Company's arrangements with its affiliated practices and physicians. The restructuring as currently contemplated would: (a) allow the affiliated physicians to repurchase, for cash, the tangible practice assets and re-employ the practice personnel, thereby allowing the Company to retire a substantial amount of its outstanding indebtedness; (b) shorten the terms of the Company Management Services Agreements with the affiliated practices and physicians; and, (c) lower the management service fees charged to the affiliated practices. The restructuring would be contingent upon approval of the Company's Board of Directors and its lenders as well as negotiation of definitive agreements between the Company and the affiliated physicians. No assurances can be given that the Company will be able to obtain these approvals or negotiate these agreements in a timely manner, if at all. If the Company is not able to timely and successfully implement such a plan as well as satisfactorily resolve certain disputes with its physician groups, its operating business, financial condition, cash flows and results of operations will be materially and adversely affected.

Impact of the Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions in a timely manner. As part of the Company's organization and development, the software purchased and installed to date, as well as the software under evaluation for future purchase and installation, has been represented as Year 2000 compliant. Consequently, the Company does not expect to incur any significant additional costs related to Year 2000 compliance. The Company is in the process of initiating formal communication with all of the significant payors, affiliated physicians and third-party insurers of its affiliated practices and ancillary service facilities to determine the extent to which the interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. It is the Company's belief that a significant number of its affiliated practices currently are not Year 2000 compliant.There is no assurance the systems of other companies, or the Company's affiliated practices on which the Company's systems rely or interface, will be timely converted. Consequently, there is no assurance that a material adverse effect on the Company's operations and cash flows will not occur.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                                 Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 3, 1997, an action entitled Robert P. Lehmann, M.D. et al. v. Bone, Muscle & Joint, Inc., et al. was filed. In this action, in the United States District Court for the Southern District of Texas, plaintiffs asserted claims for breach of contract, common law fraud and promissory estoppel arising out of an alleged restricted stock purchase agreement between plaintiffs and the Company. Plaintiffs amended complaint seeks unspecified compensatory and exemplary damages as well as specific performance for the delivery of 117,860 shares of the Company's Common Stock. On September 22, 1998, a Stipulation and Order of Dismissal with Prejudice was entered in the United States District Court for the Southern District of Texas pursuant to a settlement agreement dated as of September 15, 1998.

     On October 23, 1998, an action entitled Tri-City Orthopaedics, et al vs. Bone, Muscle & Joint, Inc. was filed. In this action, which is currently pending in the United States District Court for the South District of California, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the Management Services Agreement between plaintiffs and the Company. Plaintiffs' complaint seeks unspecified compensatory and punitive damages as well as rescission of the Management Services Agreement. The Company intends to defend against this action vigorously.

     The Company is subject to legal proceedings in the ordinary course of its business. The Company does not believe that any such legal proceedings will have a material adverse effect on the Company, although there can be no assurance to this effect. In addition, the Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Practices; nevertheless, the Company believes that the ultimate resolution of such additional claims resulting from successor liability will not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company has issued certain of its securities in transactions exempt from registration under the Securities Act of 1933 (the "Act") as follows:

             In reliance upon Section 4(2) of the Act, in July 1998 the Company entered into a Management Services Agreement with Warren whereby the Company is obligated to issue $140,000 of Series B which is convertible into Common Stock. The Company did not issue any of these shares of Series B during the period covered by this Quarterly Report on Form 10-Q.

             In reliance upon Section 4(2) of the Act, in July 1998 the Company entered into a Management Services Agreement with Miller, whereby the Company has issued 2,323 shares of Series B which is convertible into Common Stock.

             In reliance upon Section 4(2) of the Act, in September 1998 the Company issued 104,404 shares of Common Stock to Miller at a value of $2.22 per share in connection with a Management Services Agreement. See
         Note 6 to the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


     10.1 First Amendment to Credit Agreement, dated as of July 20, 1998 entered into by and among the Company, the lenders names therein and Paribas, as agent.

     10.2 Second Amendment to Credit Agreement, dated as of September 3, 1998 entered into by and among the Company, the lenders names therein and Paribas, as agent.

     10.3 Third Amendment to Credit Agreement, dated as of October 14, 1998 entered into by and among the Company, the lenders names therein and Paribas, as agent.

     10.4 Forth Amendment to Credit Agreement, dated as of November 2, 1998 entered into by and among the Company, the lenders names therein and Paribas, as agent.

     27.1 Financial data schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BMJ MEDICAL MANAGEMENT, INC.



                                     By: /s/ Donald J. Lothrop
                                         ---------------------------------------
                                         President and Chief Executive Officer


                                     By: /s/ David H. Fater
                                         ---------------------------------------
                                         David H. Fater
                                         Executive Vice President and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)



Date: November 14, 1998