Form 10-Q
period 1998-12-31
BMJ MEDICAL MANAGEMENT INC
filed 1999-07-27
CIK 1036296

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

                For the quarterly period ended December 31, 1998

                                       OR

    [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


                        Commission File Number 001-13785

                          BMJ MEDICAL MANAGEMENT, INC.
                          ----------------------------
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

                                    YES  X      NO
                                        ---       ---

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of May 31, 1999 was 17,798,414 shares.

================================================================================

                          BMJ MEDICAL MANAGEMENT, INC.

                                      INDEX

Part I-FINANCIAL INFORMATION                                                                     PAGE NO.

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of December 31, 1998
              and March 31, 1998......................................................               3

              Condensed Consolidated Statements of Operations for the three and
              nine months ended December 31, 1998 and 1997............................               4

              Condensed Consolidated Statements of Cash Flows for the nine months
              ended December 31, 1998 and 1997........................................               5

              Notes to Condensed Consolidated Financial Statements....................               6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................              24

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............              42


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................              42

     Item 2.  Changes in Securities and Use of Proceeds...............................              47

     Item 3.  Defaults upon Senior Securities ........................................              47

     Item 4.  Submission of Matters to a Vote of Security Holders.....................              47

     Item 5.  Other Information ......................................................              47

     Item 6.  Exhibits and Reports on Form 8-K........................................              47


                                     PART I
                              FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,       March 31,
                                                                                      1998              1998
                                                                                      ----              ----
Assets                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents ................................................   $   1,523,000    $   9,483,000
     Accounts receivable ......................................................      29,529,000       25,794,000
     Prepaid expenses and other current assets ................................       1,530,000          539,000
     Due from physician groups ................................................      12,126,000        6,292,000
                                                                                  -------------    -------------
          Total current assets ................................................      44,708,000       42,108,000
Furniture, fixtures and equipment, net ........................................       9,255,000        7,948,000
Management services agreements and other intangible assets,
  net .........................................................................      43,645,000       45,064,000
Other assets ..................................................................         861,000        2,142,000
                                                                                  -------------    -------------
Total assets ..................................................................   $  98,469,000    $  97,262,000
                                                                                  =============    =============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .........................................................   $     903,000    $   1,706,000
     Accrued expenses .........................................................       2,387,000        6,858,000
     Accrued interest .........................................................            --            520,000
     Accrued salaries and benefits ............................................       1,516,000        2,159,000
     Due to physician groups ..................................................       5,700,000        4,042,000
     Current portion of long-term debt ........................................            --            188,000
                                                                                  -------------    -------------
          Total current liabilities ...........................................      10,506,000       15,473,000
Long-term debt, less current portion ..........................................            --         17,929,000
Liabilities subject to compromise .............................................      51,689,000
Short-term debt expected to be refinanced .....................................            --          7,125,000

Minority interest .............................................................         676,000          648,000

Commitments and contingencies

Series A Redeemable Convertible Preferred Stock, $.01 par value - 1,473,684 shares authorized, issued and outstanding (liquidation value
     $7,217,000), net of discount and issuance costs ..........................       5,178,000             --

Stockholders' equity :
Series B Convertible Preferred Stock ..........................................       2,889,000             --
Common Stock, $.001 par value - 35,000,000 shares authorized, 17,798,000 shares issued and outstanding at December 31, 1998; 17,384,000 shares
     issued and outstanding at March 31, 1998; ................................          18,000           17,000
Additional paid-in capital ....................................................     102,205,000       97,801,000
Accumulated deficit ...........................................................     (74,692,000)     (41,731,000)
                                                                                  -------------    -------------
Total stockholders' equity ....................................................      30,420,000       56,087,000
                                                                                  -------------    -------------
Total liabilities and stockholders' equity ....................................   $  98,469,000    $  97,262,000
                                                                                  =============    =============

See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended              Nine Months Ended
                                                                                December 31,                   December 31,
                                                                                ------------                   ------------
                                                                           1998             1997           1998             1997
                                                                           ----             ----           ----             ----
Revenues:
Management fees ....................................................   $ 16,956,000    $ 16,526,000    $ 51,670,000    $ 32,505,000
Other, net .........................................................        398,000            --         3,746,000            --
                                                                       ------------    ------------    ------------    ------------
                                                                         17,354,000      16,526,000      55,416,000      32,505,000
Operating expenses:
     Medical support services ......................................     14,417,000      13,281,000      43,613,000      27,863,000
     General and administrative ....................................      1,664,000      20,750,000       7,223,000      25,237,000
     Impairment of long-lived assets ...............................     22,607,000            --        23,157,000            --
     Reorganization expenses:
           Professional fees .......................................      1,005,000            --         1,005,000            --
           Deferred financing costs ................................      2,724,000            --         2,724,000            --
     Depreciation and amortization .................................      1,914,000       3,579,000       4,677,000       7,236,000
                                                                       ------------    ------------    ------------    ------------
Total operating expenses ...........................................     44,331,000      37,610,000      82,399,000      60,336,000
                                                                       ------------    ------------    ------------    ------------
Operating loss .....................................................    (26,977,000)    (21,084,000)    (26,983,000)    (27,831,000)
Interest expense, net ..............................................        930,000       1,629,000       2,940,000       2,551,000
                                                                       ------------    ------------    ------------    ------------
Loss before extraordinary item .....................................    (27,907,000)    (22,713,000)    (29,923,000)    (30,382,000)

Extraordinary item, loss on early extinguishment of debt ...........           --              --        (3,038,000)           --
                                                                       ------------    ------------    ------------    ------------

Net loss ...........................................................   $(27,907,000)   $(22,713,000)   $(32,961,000)   $(30,382,000)
                                                                       ============    ============    ============    ============

Net loss per common share:
     Basic:
     Loss before extraordinary item                                    $      (1.59)   $      (2.78)    $     (1.72)   $      (4.43)

     Extraordinary item                                                $      --       $        --      $     (0.17)   $      --
                                                                       ------------    ------------     -----------    ------------
     Net loss                                                          $      (1.59)   $      (2.78)    $     (1.89)   $      (4.43)
                                                                       ============    ============     ===========    ============


     Diluted:
     Loss before extraordinary item                                    $      (1.59)   $      (2.78)    $    (1.72)    $      (4.43)

     Extraordinary item                                                $      --       $        --      $     (0.17)   $      --
                                                                       ------------    ------------     -----------    ------------
     Net loss                                                          $      (1.59)   $      (2.78)    $     (1.89)   $      (4.43)
                                                                       ============    =============    ===========    ============


Weighted average number of common shares outstanding:
     Basic                                                               17,795,000       8,171,000      17,716,000       6,854,000
                                                                       ============    ============     ===========    ============
     Diluted                                                             17,795,000       8,171,000      17,716,000       6,854,000
                                                                       ============    ============     ===========    ============


See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                          Nine Months Ended
                                                                                                              December 31,
                                                                                                       1998                1997
                                                                                                       ----                ----
Operating activities:
Net loss ...................................................................................       $(32,961,000)       $(30,382,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ..........................................................................          1,295,000             651,000
     Amortization of management services agreements and other intangible assets ............          3,382,000           7,277,000
     Impairment of long-lived assets .......................................................         25,881,000
     Interest expense converted to preferred stock .........................................               --                34,000
     Equity-based compensation expense .....................................................             68,000          17,567,000
     Changes in operating assets and liabilities:
          Accounts receivable ..............................................................         (2,513,000)         (4,366,000)
          Due from physician groups, net ...................................................         (5,575,000)           (251,000)
          Prepaid expenses and other current assets ........................................           (990,000)            194,000
          Accounts payable .................................................................            819,000           2,011,000
          Accrued expenses .................................................................         (3,418,000)          3,489,000
          Accrued salaries and benefits ....................................................           (642,000)          2,209,000
          Accrued interest .................................................................            114,000             640,000
                                                                                                   ------------        ------------

Net cash used in operating activities ......................................................        (14,540,000)           (927,000)

Investing activities:
Purchases of furniture, fixtures and equipment .............................................         (5,798,000)           (860,000)
Payments for management services agreements and goodwill ...................................        (11,927,000)        (10,123,000)
Payments for deferred offering costs .......................................................               --            (3,186,000)
Cash used for acquisition of non-cash assets of affiliated practices .......................         (2,745,000)        (13,230,000)
Payments for deposits and other assets .....................................................         (1,111,000)           (841,000)
                                                                                                   ------------        ------------

Net cash used in investing activities ......................................................        (21,581,000)        (28,240,000)

Financing activities:
Proceeds from issuance of preferred stock ..................................................          7,000,000           4,399,000
Proceeds from debt issuance ................................................................         44,310,000          41,664,000
Proceeds from shareholder notes ............................................................               --             3,640,000
Payments on shareholder notes ..............................................................           (579,000)           (130,000)
Amounts due physician groups ...............................................................               --                  --
Proceeds from issuance of common stock .....................................................             15,000                --
Payments on borrowings .....................................................................        (22,505,000)        (18,567,000)
Minority interest ..........................................................................            (80,000)            288,000
                                                                                                   ------------        ------------

Net cash provided by financing activities ..................................................         28,161,000          31,294,000
                                                                                                   ------------        ------------
Net (decrease) increase in cash and cash equivalents .......................................         (7,960,000)          2,127,000
Cash and cash equivalents at beginning of period ...........................................          9,483,000             722,000
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $  1,523,000        $  2,849,000
                                                                                                   ============        ============


See accompanying notes.

                  BMJ MEDICAL MANAGEMENT, INC. AND SUBSIDIARIES
               (DEBTOR-IN-POSSESSION EFFECTIVE DECEMBER 17, 1998)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     PETITION FOR RELIEF UNDER CHAPTER 11

On December 17, 1998, ("Petition Date") BMJ Medical Management, Inc. (the "Company") and five of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11, Title 11, of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware, Wilmington, Delaware (the "Bankruptcy Court"). The Company is currently operating its business as a debtor-in-possession, under Sections 1107 and 1108 of the Bankruptcy Code. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case Nos. 98-2799 to 98-2804, Caption In re: BMJ Medical Management, Inc. All court filings in connection with the Debtor's bankruptcy can be accessed on the internet at http://www.deb.uscourts.gov. The following summary of the current status of the cases is not purported to be complete and is qualified in its entirety by reference to the Bankruptcy Court filings. The Company recommends that all interested parties access the aforementioned website to obtain additional, potentially relevant information.

As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An unsecured creditors' committee was formed by the U.S. Trustee on January 7, 1999, which has the right to participate in the case as a party in interest.

As of the Petition Date, any act by any creditor or other person to collect pre-petition indebtedness or to exercise control over property of the Debtors is prohibited, unless specifically allowed by Court Order. As part of its "first day orders", the Bankruptcy Court approved the Debtor's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes and the continued payment of these items. The Bankruptcy Court has also approved the payment of certain essential pre-petition trade payables. Through June 15, 1999, the Debtors have paid $1,918,000 of pre-petition debt pursuant to such Court authorization.

On January 23, 1999, the Bankruptcy Court entered a final order approving a debtor-in-possession Credit Facility ("DIP Facility") pursuant to which the Company is authorized to borrow up to $3,750,000 and use the cash collateral of the Debtor's pre-petition date lenders to the extent necessary to satisfy ongoing operating expenses so long as no event of default occurs or exists. As of June 15, 1999, no amounts were outstanding under the DIP Facility. (See Note 9).

On February 18, 1999, the Bankruptcy Court approved an employee retention bonus program pursuant to which certain of the Company's employees may receive a bonus based upon, among other things, the successful resolution of the bankruptcy cases, unless such employees are terminated prior to that date for cause. (See
Note 11).

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing and circumstances relating to this event, including the debt structure and current market conditions, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, the Company's confirmation of an acceptable Chapter 11 plan, the success of future operations and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The accompanying condensed consolidated financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) the aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Company's capital structure or in the Company's business operations as the result of any Chapter 11 plan or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court. (See Note 4). The Company is in the process of developing a Chapter 11 plan with the assistance of its professionals. Among the alternatives being considered in connection with the development of a Chapter 11 plan is a restructuring of the Company's arrangements with its affiliated practises and physicians. This restructuring could include: (a) consummating "buy out" transactions with affiliated physicians pursuant to which the MSA's would be terminated and the Company would receive cash consideration; (b) assumption of the MSA's and assignment to third parties; (c) terminating certain of the MSA's and enforcing rights and remedies offered under the MSA's and/or applicable law and (d) any combination of the above. The Company is also negotiating with its secured lenders to convert any unpaid balance of the secured debt to a term loan as part of a Chapter 11 plan. The Chapter 11 plan will be dependent on a number of factors including approval by the Company's Board of Directors, Senior Secured Lenders, unsecured creditors and the Bankruptcy Court.

No assurances can be give that the Company will be able to obtain these approvals or negotiate these aggreements in a timely manner, if at all. If the Company is not able to timely and successfully implement such a plan as well as satisfactorily resolve certain disputes with its physician groups, its operating business, financial condition, cash flows and results of operations will be further materially and adversely affected.

All costs and expenses associated with the bankruptcy and any Chapter 11 plan incurred through December 31, 1998 have been reflected as reorganization expenses in the accompanying condensed consolidated statements of operations for the three and nine months ending December 31, 1998. Reorganization expenses consisted primarily of the write-off of the deferred financing costs associated with the secured debt and professional fees incurred by the Company related to the bankruptcy filing, related litigation and professional fees incurred by the Company's secured lenders which the Company is obligated to pay.

2.     BASIS OF PRESENTATION

In management's opinion, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments and the recognition of impairment losses and restructuring charges through December 31, 1998) necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations for the three and nine months ended December 31, 1998 and 1997. The results of operations and cash flows for the nine months ended December 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of the fiscal year.

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

3.     NEW ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus concerning certain matters relating to the physician practice management industry with respect to the requirements which must be met to consolidate a managed professional corporation and the accounting for business combinations involving professional corporations. In accordance with the EITF's guidance, the Company discontinued the use of the display method to report revenues from management contracts in financial statements beginning with the three months ended December 31, 1998. Thus, fees from management contracts are reported as a single line item in the Company's condensed consolidated financial statements under the caption "Management Fees" and amounts for prior periods have been reclassified to conform to this presentation.

4.     LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

In December 1998, three affiliated physician practices in Florida withheld monies due to the Company related to the collection of the Company's accounts receivable and initiated legal actions against the Company alleging breach of contract, fraud and securities fraud. As more fully described in Note 1, the Company filed for protection under Chapter 11 in the U.S. Bankruptcy Court in Wilmington, Delaware. The Company also filed complaints and was granted temporary restraining orders and preliminary injunctions compelling compliance with the terms of the Management Services Agreements ("MSA's") with respect to certain of the Company's affiliated physician practices. As described in Notes 1 and 6, all acts to collect pre-petition indebtedness and/or exercise control over property of the Debtor is prohibited.

These events and circumstances triggered the re-evaluation by management of the Company's long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 "Impairment of Long-lived Assets." Therefore, in accordance with SFAS No. 121, the Company estimated by asset groups the future cash flows expected to result from its long-lived assets. The Company's management grouped the long-lived assets associated with its ambulatory surgery centers and each individual MSA maintained by the Company with its affiliated physician practices. The long-lived asset groups primarily include furniture, fixtures and equipment, and intangible assets consisting primarily of MSA costs and goodwill. Cash flow data by individual affiliated physician practice and individual ambulatory surgery center represents what management believes to be the lowest level of identifiable, historical cash flows which are independent of the historic cash flows of other asset groups.

Additionally, management reassessed the estimated remaining useful lives of the MSA's and reduced the periods over which the MSA's would be amortized from a range of 4 to 25 years to a range of 2 to 19 years. As a result of the Chapter 11 filing and the external factors influencing the physician practice management sector, management believes that such a downward revision to the estimated useful lives is appropriate. Management based its revised estimated useful lives on the remaining period of service to retirement age of the physicians comprising the affiliated physician practices because the Company believes that it will be unable to recruit new physicians who would be willing to become party to the MSA's.

The Company estimated undiscounted cash flows for each affiliated physician practice and ambulatory surgery center using the most recent historical experience and the estimated remaining useful lives. For certain of the affiliated physician practices and the ambulatory surgery centers, the Company was engaged in substantive settlement/sale negotiations as of December 31, 1998. Accordingly, for those operations, the estimated cash flows were adjusted to include (a) cash flows only through the estimated date of disposal/settlement;
(b) estimated cash proceeds from the sale/settlement and (c) decreases in cash flows for the ambulatory surgery centers resulting from decreased referrals from affiliated physicians. (See Note 12).

As a result of comparing the estimated, undiscounted cash flows for each affiliated physician practice and each ambulatory surgery center to the net book value at December 31, 1998 of each group of long-lived assets associated with the respective entities, management identified certain assets for which an impairment charge would be required. Management then estimated the fair value of such assets using the present value of future cash flows or negotiated proceeds to be received upon settlement/disposal and compared this fair value to the carrying value of the assets to determine the amount of the impairment loss to be recorded.

Based on the analysis, the Company recorded a loss on impairment of long-lived assets of $22,607,000 and $23,157,000 which has been included in the accompanying condensed consolidated statement of operations for the three and nine months ended December 31, 1998, as follows:

                                                     Three months ended                         Nine months ended
                                                      December 31, 1998                         December 31, 1998
                                                      -----------------                         -----------------
         Management Services Agreements                  $17,492,000                              $18,042,000
         Ambulatory surgery centers                        3,350,000                                3,350,000
         Furniture, fixtures and equipment                 1,765,000                                1,765,000
                                                         -----------                              -----------
                                                         $22,607,000                              $23,157,000
                                                         ===========                              ===========

Furthermore, management continues to conduct discussions with various affiliated physician groups. The Company is in the process of developing a Chapter 11 plan with the assistance of its professional advisors. Among the alternatives being considered is a restructuring of the Company's arrangements with its affiliated practices and physicians. This restructuring could include: (a) consummating a "buy out" transaction with affiliated physicians pursuant to which the MSA's would be terminated and the Company would receive cash consideration; (b) assumption of the MSA's and assignment to third parties; (c) terminating certain of the MSA's and enforcing rights and remedies offered under the MSA's and/or applicable law and (d) any combination of the above. The Chapter 11 plan will be dependent on a number of factors including approval by the Company's Board of Directors, Senior Secured Lenders, unsecured creditors and the Bankruptcy Court. No assurances can be given that the Company will be able to negotiate these agreements or obtain these approvals.

Further development of the Company's Chapter 11 plan and discussions with affiliated physician groups subsequent to December 31, 1998 indicate that the remaining net book value of the long-lived assets may be further impaired. The exact amount of such additional impairment loss cannot be determined at this time but is estimated to range between $8,000,000 and $12,000,000, and will be recognized, if necessary, in the period that the Chapter 11 plan or the terms of disposal are finalized. The recognition of any such impairment loss would be material and would have a material adverse effect on the Company's results of operations and financial condition.

5.  RESTRUCTURING CHARGES

In September 1998, the Company implemented a restructuring plan which included a total charge of approximately $2,050,000 (of which $1,500,000 is included in general and administrative expenses for the nine months ended December 31,
1998). This charge consisted primarily of severance costs of approximately $1,100,000 relating to 24 positions that were eliminated, other asset write-offs of $400,000 and $550,000 related to the impairment of goodwill as a result of a loss of a significant payor contract for the Company's Independent Physician Association ("IPA") acquired in 1997.

During the three months ended December 31, 1998 the Company made severance payments of approximately $330,000 related to the 24 corporate positions that were eliminated. As a result of the Chapter 11 filing the Company revised certain aspects of its restructuring plan and accordingly, the Company adjusted approximately $570,000 of severance accrual at December 31, 1998 as a reduction of expense and has classified the remainder, (which are considered, prepetition claims and amount to approximately $200,000), as Liabilities Subject to Compromise in the accompanying condensed consolidated balance sheet at December 31, 1998. (See Note 6).

6.  LIABILITIES UNDER CHAPTER 11

In Chapter 11 cases, substantially all unsecured liabilities (except to the extent otherwise paid or disallowed) as of the date of filing are subject to compromise or other treatment under a plan to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 cases have been segregated and classified as Liabilities Subject to Compromise in the accompanying condensed consolidated balance sheet as of December 31, 1998. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. Schedules (subject to amendment) have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The Company has notified all known claimants of the bar date by which the claimant must file a proof of claim with the Bankruptcy Court. This bar date (July 6, 1999) is the date by which claims against the Company must be filed if the claimants wish to receive distributions, if any, authorized under order confirming a Chapter 11 plan, or other court order in the Chapter 11 cases. Differences between amounts shown by the Debtors and eventual claims filed by creditors will be investigated and will be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to court orders and, accordingly, are not presently determinable.

Under the Bankruptcy Code, the Debtors may elect to assume or reject executory contracts and leases for real property, subject to Bankruptcy Court approval. Claims for damages resulting from the rejection of such executory contracts and leases may be subject to different bar dates. The Debtors are currently evaluating the executory leases and contracts to determine if any may be rejected.

The principal categories of obligations classified as Liabilities Subject to Compromise are identified below. The amounts presented below in total may vary significantly from the stated amount of proofs of claim that will be filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

LIABILITIES SUBJECT TO COMPROMISE:

                                                        December 31, 1998
                                                        -----------------
Accounts payable, trade                                 $  1,622,000
Accrued expenses, including interest                       2,662,000(1)
Credit Agreement                                          44,138,000(1)
Convertible notes to affiliates                            2,276,000(1)
Shareholder note                                             991,000(1)
                                                        --------------
                                                        $ 51,689,000
                                                        ==============

         (1) As a result of the Chapter 11 filing, no principal or interest payments will be made on prepetition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been confirmed by the Court and becomes effective. Interest on prepetition obligations has not been accrued after the Petition Date except to the extent specifically contemplated by prepetition date contracts (including the prepetition date Credit Agreement) and to the extent of interest expense and principal amortizations on capital lease obligations. Contractual interest expense accrued but unpaid on prepetition debt totaled $634,000 at December 31, 1998.

7.       EARNINGS (LOSS) PER SHARE
In 1997 the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" which applies to entities with publicly held common stock and simplifies the standards for computing earnings per share. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and accordingly, all earnings per share amounts for all periods presented have been conformed to SFAS No. 128 requirements.

Basic and diluted net loss per share for the three and nine months ended December 31, 1998 and 1997 were calculated using the weighted average number of shares of Common Stock outstanding during the respective periods. Common Stock equivalents are not included in the computation of diluted net loss per share for the three and nine month periods ended December 31, 1998 and 1997, as their effect is antidilutive.

         The following table sets forth the computation of loss per share attributable to common shareholders:

                                                                    Three Months Ended                    Nine Months Ended
                                                                       December 31,                          December 31,
                                                                       ------------                          ------------
                                                                 1998                1997              1998                1997
                                                                 ----                ----              ----                ----
Loss before extraordinary items as reported                $(27,907,000)       $(22,713,000)       $(29,923,000)       $(30,382,000)
     Dividends, Series A Preferred Stock                       (108,000)               --              (217,000)               --
     Dividends, Series B Preferred Stock                        (49,000)               --               (98,000)               --
     Accretion, Series A Preferred Stock                       (151,000)               --              (176,000)               --
                                                           ------------        ------------        ------------        ------------
Numerator for earnings per share - loss
  attributable to common shareholders                      $(28,215,000)       $(22,713,000)       $(30,414,000)       $(30,382,000)
                                                           ============        ============        ============        ============


8.     PRACTICE AFFILIATIONS AND INVESTMENT IN SUBSIDIARIES

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

The aggregate consideration of $5,507,000, including transaction costs of $159,000, has been allocated as follows: $5,379,000 to Management Services Agreements and $128,000 to furniture, fixtures and equipment.

In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Community Orthopedics and Pain Management, a Florida Corporation ("Community"), in exchange for $611,000 in cash and the issuance of a convertible promissory note for $604,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $1,275,000, including transaction costs of $60,000, has been allocated as follows: $1,267,000 to Management Services Agreement and $8,000 to furniture, fixtures and equipment.

In April 1998, the Company entered into an Asset Purchase Agreement and a Management Services Agreement with Steven P. Hirsch, D.P.M., P.A., a Florida professional association ("Hirsch"), in exchange for $160,000 in cash and the issuance of a convertible promissory note for $130,000, bearing interest at 5% and convertible into shares of Common Stock at a conversion rate of $8.75 on the unpaid principal amount. The aggregate consideration of $301,000, including transaction costs of $11,000, has been allocated as follows: $230,000 to Management Services Agreement and $71,000 primarily to furniture, fixtures and equipment, and accounts receivable.

In April 1998, the Company entered into a Management Services Agreement with Douglas A. Bobb, D.O., in exchange for the issuance of 157,071 shares of Common Stock recorded at $7.38 per share, representing consideration of $1,159,000. The aggregate consideration of $1,208,000 including transaction costs of $49,000 has been allocated to the Management Services Agreement.

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

In June 1998, the Company entered into a Stock Purchase Agreement and a Management Services Agreement with the Boca Raton Orthopaedic Group Inc., a Florida corporation, in exchange for $3,517,000 in cash, an obligation to issue $2,427,000 of Convertible Preferred Stock and the assumption of $1,000,000 in liabilities. The aggregate consideration of $7,680,000 including transaction costs has been allocated as follows: $5,697,000 to Management Services Agreement, $1,000,000 to accounts receivable and $983,000 to furniture, fixtures and equipment.

In July and September 1998, the Company entered into two separate Asset Purchase Agreements and Management Services Agreements with Glen Miller, LTD., a Nevada Corporation ("Miller") and Community Foot Care, P.A. Mark Warren, D.D.M., a Florida Corporation ("Warren"), located in Reno, Nevada and Delray Beach, Florida, respectively. The Company paid consideration consisting of $1,660,000 in cash, the issuance of 2,323 shares of Convertible Preferred Stock with a fair value of $232,000 and the obligation to issue $140,000 of Convertible Preferred Stock, assumption of $269,000 of accrued liabilities and the issuance of 104,404 shares of Common Stock recorded at $2.22 per share. The aggregate consideration of $2,541,000 including transaction costs has been allocated as follows:
$2,348,000 to Management Services Agreements and $193,000 to accounts receivable and furniture, fixtures and equipment. The total number of shares to be issued to Miller will depend on among other factors, the amount of collections for the twelve month period ended September 1999. The value of any subsequently issued shares will increase the cost of the Miller Management Services Agreement.

See Note 4 for a discussion of the Company's consideration of whether the long-lived assets associated with these transactions and prior affiliation transactions have been impaired and the anticipated consequences of such determination.


9.     DEBT AND PREFERRED STOCK ISSUANCE

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

In June, July and September, 1998, the Company, in connection with three practice affiliation transactions, became obligated to issue a total $2,800,000 of Series B Convertible Preferred Stock ("Series B") par value, $.01 per share which is convertible into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. There were 2,323 shares issued and outstanding as of December 31, 1998 and the Company has an obligation to issue an additional 25,664 Series B shares. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any additional shares of Series B on account of these transactions until the first year anniversary of the practice affiliation. As a result of the Chapter 11 filing, no additional shares have been issued. The Series B conversion to Common Stock is based on, in part, the Market Price (as defined in the Certificate of Designation for the Series B) of the Company's common stock and is mandatory on the first anniversary after issuance.

On June 30, 1998, the Company refinanced substantially all of its existing debt with its previous lenders with proceeds from a $60,000,000 credit facility which consisted of a $15,000,000 revolving line of credit ("Revolving Loan"), a $25,000,000 term note ("Tranche B Loan") and a $20,000,000 acquisition line of credit (collectively referred to as the "Credit Facility"). At December 17, 1998, $44,138,000 was outstanding under the Credit Facility.

The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage, maximum funded indebtedness and leverage ratios, (b) the maintenance of a minimum level of EBITDA and Tangible Net Worth (as defined in the Credit Facility) and (c) limitation on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Additionally, under the terms of the Credit Facility the Company is subject to certain restrictions with respect to issuing subordinated debt, sales of Company assets, and changes in control of the Company. The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company. As a result of the voluntary petitions for relief under Chapter 11, the Company is in default with respect to the Credit Facility.

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

In accordance with the provisions of the Purchase Agreement, the Company satisfied its obligation by issuing in November 1998, 959,000 warrants with an exercise price of $.01 to purchase Common Stock which had been recorded as a discount to the Series A Preferred Stock in the amount of $959,000 at September 30, 1998.

The total put liability on the Series A Preferred Stock warrant grants was adjusted to fair market value of $0.06 per share at December 31, 1998. This $1,400,000 adjustment was accounted for as an increase to paid in capital and a decrease to accrued liabilities and is reflected in the accompanying condensed consolidated balance sheet as of December 31, 1998. If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by an agreed upon date (as defined in the Purchase Agreement) the Company will be required to issue additional nominally priced warrants to purchase Common Stock. The parties have agreed to indefinitely postpone this deadline.

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

On January 23, 1999, the Bankruptcy Court gave final approval of the Company's debtor-in-possession financing agreement (the "DIP Facility") dated December 31, 1998. Under the DIP Facility, which expires on September 30, 1999, the Company may borrow up to $3,750,000 for working capital needs. The DIP Facility bears interest at a rate equal to the prime lending rate plus 2% (9.75% at December 31, 1998). The Company is obligated to pay a commitment fee of .5% on the unused balance plus a letter of credit fee of 2%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains restrictive covenants including, among other things, requiring the maintenance of minimum levels of cash balances, the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), limiting additional indebtedness, liens, contingent obligations and capital expenditures and prohibiting dividend payments.

10.     INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards SFAS No. 109 ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, net operating loss carryovers of approximately $23,000,000 were available to reduce future federal income taxes, subject to certain annual limitations.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that the deferred tax assets should be fully reserved and, accordingly, are carried at a zero value at both December 31, 1998 and March 31, 1998.

11.  COMMITMENTS AND CONTINGENCIES

On February 18, 1999, the Bankruptcy Court approved an employee retention bonus program aggregating approximately $1,300,000. In summary, the retention bonus is payable upon the earliest to occur of: (a) the confirmation of a Chapter 11 plan under the Bankruptcy Code; (b) distribution of assets of the debtor's estate under Chapter 7 of the Bankruptcy Code; (c) the sale of substantially all of the assets of the Company, or (d) the involuntary loss of employment without cause.

The Company is subject to legal proceedings in the ordinary course of its business including certain claims resulting from successor liability in connection with the assumption of certain liabilities of the physician practices. The Company does not believe that any of such legal proceedings except those described below, after consideration of professional and other liability insurance and amounts provided in the accompanying consolidated balance sheet as of December 31, 1998, could have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred. As a result, no provision has been made in the financial statements with respect to these contingent liabilities. Because of certain legal actions initiated against the Company and the subsequent Chapter 11 filing by the Company, management reevaluated the Company's long-lived assets for impairment. (See Note 4 for further discussion).

On October 20, 1998, a litigation action entitled Tri-City Orthopedic Surgery Medical Group, Inc. et al. V. BMJ Medical Management, Inc. Case No. 98-CV-1903-JM-LAB ("Tri-City") was filed. In this action, which was brought in the United States District Court for the Southern District of California, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. This litigation was settled subsequent to December 31, 1998. See Note 12.

On December 10, 1998, a litigation action entitled Lighthouse Orthopedic Associates, Inc. and Orthopaedic Surgery Associates, Inc. et al. v. BMJ Medical Management, Inc. was filed. In this action, which was brought in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. The Company intends to defend against this action vigorously.

On December 11, 1998, a litigation entitled Gold Coast Orthopedics v. BMJ Medical Management, Inc. was filed. In this action brought in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. The Company intends to defend against this action vigorously.

On December 17, 1998, an adversary action entitled BMJ Medical Management, Inc.,
v. Lighthouse Orthopaedic Associates, Inc. et al. Case No. A-98-611 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 17, 1999 the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 25, 1999, the court granted the Company's motion for preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On December 17, 1998, an adversary action entitled BMJ Medical Management, Inc.
v. Orthopaedic Surgery Associates, Inc. et al. Case No. A-98-610 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 17, 1998 the court granted BMJ's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 22, 1999, the court granted the Company's motion for preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On December 22, 1998, an adversary action entitled BMJ Medical Management, Inc.
v. Broward Orthopedic Specialist, Inc. et al. Case No. A-98-613 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks temporary, preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 23, 1998, the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On February 17, 1999, the court entered an order granting a preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On December 22, 1998, an adversary action entitled BMJ Medical Management, Inc.v. Valley Sports and Arthritis Surgeons, P.C. et al. Case No. A-98-614 ("Valley Sports") was filed. In this action, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks temporary, preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 23, 1998 the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 22, 1999, the Court entered an order granting a preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. This litigation was settled subsequent to December 31, 1998. See Note 12.

On February 17, 1999, an adversary action entitled BMJ Medical Management, Inc.
v. South Texas Spinal Clinic. P.A. et al. Case No. A-99-48 ("STSC") was filed. In this action, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. This litigation was settled subsequent to December 31, 1998. See Note 12.

On February 22, 1999, an adversary action entitled BMJ Medical Management, Inc.
v. Terence J. Matthews, M.D. et al. Case No. A-99-50 was filed. In this action which is currently pending in the United States

Bankruptcy Court for the District of Delaware, the Company has asserted claims for breach of a non-competition agreement contained in the MSA between defendants and the Company. The Company's complaint also seeks compensatory and punitive damages for defendants breaches of the MSA including their failure to transfer collections on the accounts receivable to the Company. The complaint also seeks preliminary and permanent injunctive relief restraining and enjoining defendants from the continued violation of defendants non-competition agreement. The hearing on the Company's motion for preliminary injunction was set for April 22, 1999. On April 21, 1999, Dr. Matthews filed for protection under the Bankruptcy Code in Florida. As a result of Dr. Matthews' bankruptcy filing, the Company's action against Dr. Matthews is currently subject to the automatic stay.

On March 1, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Lighthouse Orthopaedic Associates, Inc. and Beasley, Leacock & Hauser, P.A. et al. Case No. A-99-69 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has filed a complaint asserting claims against defendants for violation of the automatic stay arising out of the defendants' filing suit in state court against certain officers and directors of the Company and others asserting claims for common law fraud, violation of the Florida Investor Protection Act and federal securities fraud in connection with the offer and sale of the Company's stock. The Company's complaint sought enforcement of the automatic stay, and permanent injunctive relief against defendants. On April 7, 1999 the defendants filed a motion to dismiss the Company's complaint. On May 24, 1999, the Company amended its complaint and motion for enforcement of the automatic stay and permanent injunctive relief to add, as additional defendants, the Company's liability insurance carrier and the officers, directors and underwriters named as defendants in the state court suit. On June 4, 1999, certain of the defendants file a motion to dismiss the amended complaint. On June 29, 1999 the court entered an order granting the Company'y motion to enforce the automatic stay and enjoined the continuation of defendants' state court suit until August 20, 1999. The court also enjoined the Company's liability insurance carrier from making any payments on account of any claims made under the insurance policy until August 20, 1999.

On March 1, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Brenda Sapir and Beasley, Leacock & Hauser, P.A. et al. Case No. A-99-68 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company filed a complaint asserting claims against defendants for violation of the automatic stay arising out of the defendants' filing a class action suit in federal court against certain officers and directors of the Company and others alleging federal securities fraud and negligent misrepresentation in connection with the offer and sale of the Company's stock. The Company's complaint sought enforcement of the automatic stay, sanctions, and permanent injunctive relief against defendants. On April 7, 1999, the defendants filed a motion to dismiss the Company's complaint. On May 24, 1999, the Company amended its complaint and motion for enforcement of the automatic stay and permanent injunctive relief to add, as additional defendants, the Company's libility insurance carrier and the officers, directors and underwriters named as defendants in the federal class action suit. On June 4, 1999, certain of the defendants filed a motion to dismiss the amended complaint. One June 29, 1999 the court entered an order granting the Company's motion to enforce the automatic stay and enjoined the continuation of defendants' federal court suit until August 20, 1999. The court also enjoined the Company's liability insurance carrier from making any payments on account of any claims made under the insurance policy until August 20, 1999.

On June 23, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Douglas A. Bobb, D.O. Case No. A-99-197 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims against Dr. Bobb for damages, injunctive relief and turnover arising out of the MSA between the Company and defendant. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On June 23, 1999, an adversary action entitled BMJ Medical Management, Inc. v.
H. Leon Brooks, M.D. et al Case No. A-99-196 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims against Dr. Brooks for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On March 25, 1999, an adversary action entitled Chaim Arlosoroff, M.D. v. BMJ Medical Management, Inc. Case No. A-99-93 was filed against BMJ. In this action, filed in the United States Bankruptcy Court for the District of Delaware, Dr. Arlosoroff sought a declaratory judgment that a non-competition agreement between the Company and Dr. Arlosoroff was unenforceable. The Company asserted counterclaims against Dr. Arlosoroff for breach of the non-competition agreement and for preliminary and permanent injunctive relief restraining and enjoining Dr. Arlosoroff from the continued violation of defendants non-competition agreement. The Company is in the process of settling the entire action, including Dr. Arlosoroff's claims, for a certain cash payment by Arlosoroff to buy-out his non-competition agreement.

On June 4, 1999, an adversary action entitled Seaview Orthopaedic and Medical Associates et al. V. BMJ Medical Management, Inc. Case No. A-99-159 was filed against BMJ. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, Seaview seeks a declaratory judgment that the MSA between the Company and Seaview has been terminated. Seaview also filed a motion for preliminary and permanent injunctive relief seeing to enjoin future payments of management fees under the agreement between the Company and Seaview. The court denied such motions on July 1, 1999. The Company intends to pursue this action vigorously.

12. SUBSEQUENT EVENTS

In June and July 1999, the Company closed on settlement transactions with five or its affiliated physician practices involving 52 physicians. Under terms of the settlements agreements, the Company received $17,903,000 in cash and 5,613,000 shares of its common stock from the physician practices and transferred ownership of the accounts receivable and furniture fixtures and equipment to the physician groups. Additionally, the MSA's with the physician practices were terminated. As a result of these settlement transactions, the Tri-City litigation against the Company was terminated and the STSC and Valley Sports proceedings were also terminated. The Company used the proceeds of these transactions to repay a portion of its secured indebtedness. The loss related to these settelments amounted to approximately $9,900,000 of which approximately $8,000,000 was recognized and included in the three months ended December 31, 1998 as loss on impairment of long lived assets. The remaining $1,900,000 will be recognized in the month of settlement.(See Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the period ended March 31, 1998 and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. On December 17, 1998, BMJ Medical Management, Inc. (the "Company") and five of its subsidiaries filed voluntary petitions for relief under Chapter 11 Title 11 of the United States Code ("the Bankruptcy Code") with the United States Bankruptcy Court ("Bankruptcy Court") for the District of Delaware, Wilmington, Delaware situated in the United States. The Company is currently operating its business as a debtor-in-possession, under Sections 1107 and 1108 of the Bankruptcy Code and the Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements included herein and made from time to time by representatives of the Company. Except for historical information, matters discussed below and in other oral and written communications such as press releases are forward-looking statements that involve risks and uncertainties. Whenever possible, the Company has identified these forward-looking statements by words such as "believes," "estimates," "expects," and similar expressions. The risks and uncertainties that these forward-looking statements are subject to include, without limitation, the successful implementation of any Chapter 11 plan that the Company may adopt, a reduction of debt levels, any aspects of any Chapter 11 plan submitted in connection with its Chapter 11 proceedings which is subject to creditor and Bankruptcy Court approval, the potential inability of the Company to meet its short term and long term liquidity needs, the potential termination of contractual relationships, the potential inability of the Company to establish ancillary service facilities, fluctuations in the volume of procedures performed by the practices' physicians, changes in the reimbursement rates for those services, uncertainty about the ability to collect the appropriate fees for services provided or ordered by the practices' physicians, taxes, and governmental regulations and the factors described below under the caption "Impact of the Year 2000".

OVERVIEW AND RECENT DEVELOPMENTS

On December 17, 1998, ("Petition Date") BMJ Medical Management, Inc. and five of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. The Company is currently operating its business as a debtor-in-possession, under Sections 1107 and 1108 of the Bankruptcy Code. The Chapter 11 cases are being jointly administered for procedural purposes by the Bankruptcy Court under Case Nos.98-2799 to 98-2804, Caption In re: BMJ Medical Management, Inc. All court filings in connection with the Debtor's bankruptcy can be accessed on the internet at http:// www.deb.uscourts.gov. The following summary of the current status of the cases, is not purported to be complete and is qualified in its entirety by reference to the Bankruptcy Court filings. The Company recommends that all interested parties access the aforementioned website to obtain additional, potentially relevant information.

As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. An unsecured creditors' committee was formed by the U.S. Trustee on January 7, 1999, which has the right to participate in the case as a party in interest.

The Company is principally a Physician Practice Management Company ("PPM") that provides management services to its affiliated practices and ancillary service facilities. The Company focuses on musculoskeletal care, which involves the medical and surgical treatment of conditions related to bones, muscles, joints and related connective tissues. The broad spectrum of musculoskeletal care offered by the Physician Practices ranges from acute procedures, such as spine or other complex surgeries, to the treatment of chronic conditions, such as arthritis and back pain. As of December 31, 1998, the Company had affiliated with physician practices operating in Arizona, California, Florida, Pennsylvania, New Jersey, Nevada, and Texas by entering into Management Services Agreements ("MSA's"). The Company was incorporated in Delaware in January 1996 and affiliated with its first Practice in July 1996. As of December 31, 1998, the Company had entered into 36 MSA's with physician practices compromising 146 physicians. The Company had also acquired an independent physician association with 42 physicians. Additionally, the Company had assisted with several affiliated practices in adding new physicians to the existing practice and in facilitating the combination, where appropriate, of certain solo practices into larger existing practices.

On February 24, 1999, the Company's common stock was delisted from the Nasdaq National Market. ("Nasdaq"). Nasdaq had determined that the Company was not in compliance with the minimum bid price for continued listing of its common stock on the Nasdaq National Market. The delisting of the Company's common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's common stock.

On June 18, 1999, the Company filed a Form 15 with the Securities and Exchange Commission, certifying and notifying the SEC that the Company is no longer required to meet the filing requirements specified under Sections 13 and 15(d) of the Securities Exchange Act of 1934.

In December 1998, three affiliated physician practices in Florida withheld monies due to the Company related to the collection of the Company's accounts receivable and initiated legal actions against the Company alleging breach of contract, common law fraud and securities fraud. The Company filed for protection under Chapter 11 in the Bankruptcy Court. The Company also filed complaints and was granted temporary restraining orders and preliminary injunctions compelling compliance with the terms of the MSA's with respect to certain of the Company's affiliated physician practices. All acts to collect pre-petition indebtedness and/or exercise control over property of the Debtors is prohibited.

These events and circumstances triggered the re-evaluation by management of the Company's long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) No. 121 "Impairment of Long-lived Assets." Therefore, in accordance with SFAS No. 121, the Company estimated by asset groups the future cash flows expected to result from its long-lived assets. The Company's management grouped the long-lived assets associated with its ambulatory surgery centers and each individual MSA maintained by the Company with its affiliated physician practices. The long-lived asset groups primarily include furniture, fixtures and equipment, and intangible assets consisting primarily of MSA costs and goodwill. Cash flow data by individual affiliated physician practice and individual ambulatory surgery center represents what management believes to be the lowest level of identifiable, historical cash flows which are independent of the historic cash flows of other asset groups.

Additionally, management reassessed the estimated remaining useful lives of the MSA's and reduced the periods over which the MSA's would be amortized from a range of 4 to 25 years to a range of 2 to 19 years. As a result of the Chapter 11 filing and the external factors influencing the physician practice management sector, management believes that such a downward revision to the estimated useful lives is appropriate. Management based its revised estimated useful lives on the remaining period of service to retirement age of the physicians comprising the affiliated physician practices because the Company believes that it will be unable to recruit new physicians who would be willing to become a party to the MSA's.

The Company estimated undiscounted cash flows for each affiliated physician practice and ambulatory surgery center using the most recent historical experience and the estimated remaining useful lives. For certain of the affiliated physician practices and the ambulatory surgery centers, the Company was engaged in substantive settlement/sale negotiations as of December 31, 1998. Accordingly, for those operations, the estimated cash flows were adjusted to include (a) cash flows only through the estimated date of disposal/settlement;
(b) estimated cash proceeds from the sale/settlement and (c) decreases in cash flows for the ambulatory surgery centers resulting from decreased referrals from affiliated physicians.

As a result of comparing the estimated, undiscounted cash flows for each affiliated physician practice and each ambulatory surgery center to the net book value at December 31, 1998 of each group of long-lived assets associated with the respective entities, management identified certain assets for which an impairment charge would be required. Management then estimated the fair value of such assets using the present value of future cash flows or negotiated proceeds to be received upon settlement/disposal and compared this fair value to the carrying value of the assets to determine the amount of the impairment loss to be recorded.

Based on the analysis, the Company recorded a loss on impairment of long-lived assets of $22.6 million and $23.2 million which has been included in the accompanying condensed consolidated statement of operations for the three and nine months ended December 31, 1998, as follows:

                                                     Three months ended                  Nine months ended
                                                      December 31, 1998                  December 31, 1998
                                                      -----------------                  -----------------
         Management Services Agreements                  $17,492,000                        $18,042,000
         Ambulatory surgery centers                        3,350,000                          3,350,000
         Furniture, fixtures and equipment                 1,765,000                          1,765,000
                                                           ---------                        -----------
                                                         $22,607,000                        $23,157,000
                                                         ===========                        ===========

Furthermore, management continues to conduct discussions with various affiliated physician groups. The Company is in the process of developing a Chapter 11 plan with the assistance of its professional advisors. Among the alternatives being considered is a restructuring of the Company's arrangements with its affiliated practices and physicians. This restructuring could include: (a) consummating a "buy out" transaction with affiliated physicians pursuant to which the MSA's would be terminated and the Company would receive cash consideration; (b) assumption of the MSA's and assignment to third parties; (c) terminating certain of the MSA's and enforcing rights and remedies offered under the MSA's and/or applicable law and (d) any combination of the above. The Chapter 11 plan will be dependent on a number of factors including approval by the Company's Board of Directors, Senior Secured Lenders, unsecured creditors and the Bankruptcy Court. No assurances can be given that the Company will be able to negotiate these agreements or obtain these approvals.

Further development of the Company's Chapter 11 plan and discussions with affiliated physician groups subsequent to December 31, 1998 indicate that the remaining book value of the long-lived assets may be further impaired. The exact amount of such additional impairment loss cannot be determined at this time, but is estimated to range between $8.0 million and $12.0 million, and will be recognized, if necessary, in the period that the Chapter 11 plan or the terms of disposal are finalized. The recognition of any such impairment loss would be material and would have a material adverse effect on the Company's results of operations and financial condition.

In September 1998, the Company implemented a restructuring plan which included a total charge of approximately $2.1 million (of which $1.5 million is included in general and administrative expenses for the nine months ended December 31,
1998). This charge consisted primarily of severance costs of approximately $1.1 million relating to 24 positions that were eliminated, other asset write-offs of $400,000 and $550,000 related to the impairment of goodwill as a result of a loss of a significant payor contract for the Company's Independent Physician Association ("IPA") acquired in 1997.

During the three months ended December 31, 1998 the Company made severance payments of approximately $330,000 related to the 24 corporate positions that were eliminated. As a result of the Chapter 11 filing the Company revised certain aspects of its restructuring plan and accordingly, the Company adjusted approximately $570,000 of severance accrual at December 31, 1998 as a reduction of expense and has classified the remainder, (which are considered prepetition claims and amount to approximately $200,000), as Liabilities Subject to Compromise in the accompanying condensed consolidated balance sheet at December 31, 1998.

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

Under each Management Services Agreement, the Company assumes responsibility for the management of the non-medical operations of the affiliated practices, employs substantially all of the non-professional personnel utilized by the affiliated practices and may provide the affiliated practices with the facilities and equipment used in its medical practice. The Company's management fee revenue consists of four components: (i) percentage of the affiliated practices' net collected revenues (generally ranging from 10% to 15%), plus (ii) 100% of the non-physician affiliated practice expenses (generally expected to range from 45% to 55% of the affiliated practices' net collected revenue), plus
(iii) 66 2/3% of the cost savings the Company is able to achieve through its purchasing power (generally related to medical malpractice insurance, property and liability insurance, group benefits and certain major medical supplies) plus
(iv) a percentage of the profits from new ancillary services at the affiliated practices. The portion of the management fee revenue that represents a percentage of net collected revenue is dependent upon the affiliated practices' revenues which must be billed and collected.

The Company's operating expenses consist primarily of the expenses incurred in fulfilling its obligations under the MSA's. These expenses include medical support services (principally clinic overhead expenses that would have been incurred by the affiliated practices, including non-professional employee salaries, employee benefits, medical supplies, malpractice insurance premiums, building and equipment rental and other expenses related to clinic operations) and general and administrative expenses (personnel and administrative expenses in connection with maintaining a corporate office function that provides management, contracting, administrative, marketing and development services to the affiliated practices).

Subject to the cash flow constraints and other considerations described below in "Liquidity and Capital Resources - Outlook," the Company believes that its business model may continue to include operating ancillary service facilities such as ambulatory surgery centers, MRI diagnostic imaging centers and rehabilitative therapy units. Accordingly, the Company expects that the mix and relationship of revenues and operating expenses will differ from historical trends through December 31, 1998. The impact of these activities on the mix of revenues and expenses cannot be determined at this time.

To date, the Company's aggregate operating costs have exceeded management fee revenues received. The Company's ability to increase future management fee revenues, reduce operating costs and achieve profitability and positive cash flow will largely depend upon whether the Company is able to successfully implement a Chapter 11 plan that allows it to access additional capital resources. See "Liquidity and Capital Resources - Outlook."

The Emerging Issues Task Force ("EITF") of the FASB reached a consensus concerning certain matters relating to the physician practice management industry with respect to the requirements which must be met to consolidate a managed professional corporation and the accounting for business combinations involving professional corporations. In accordance with the EITF's guidance, the Company discontinued the use of the display method to report revenues from management contracts in financial statements for the three months ended December 31, 1998. Thus, fees from management contracts are reported as a single line item in the Company's consolidated financial statements and amounts for prior periods have been reclassified to conform to this presentation.


RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997

The following table sets forth the percentages of the total revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

As a result of the Company's limited period of existence and affiliation with the Practices, the Company does not believe that comparisons between periods and percentage relationships within the periods set forth below are meaningful.

                                                                      Three Months Ended
                                                                          December 31,
                                                                          ------------
Revenues:                                                                1998      1997
                                                                         ----      ----
     Management Fees ..............................................      97.7%    100.0%
     Other, net ...................................................       2.3       --
                                                                        -----     -----
                                                                        100.0%    100.0%
Operating expenses and other expenses:
     Medical support services .....................................      83.1      80.4
     General and administrative ...................................       9.6     125.6
     Loss on impairment of long-lived assets ......................     130.3       --
     Reorganization expenses:
         Professional fees ........................................       5.8       --
         Deferred financing costs .................................      15.7       --
     Depreciation and amortization ................................      11.0      21.7
                                                                        -----    ------
Total operating expenses ..........................................     255.5     227.7
                                                                        -----    ------
Operating loss ....................................................    (155.5)   (127.7)
Interest expense ..................................................       5.4       9.9
                                                                        -----    ------
Net loss ..........................................................    (160.9)%  (137.6)%
                                                                       ======    ======

Management Fee Revenue

For the three months ended December 31, 1998, management fee revenue was $17.0 million compared to $16.5 million for the three months ended December 31, 1997. The increase of $500,000 or 3.0 % occurred primarily as a result of additional practices (nine) and physicians (26) affiliated with the Company during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997.

Disputes with certain of the practices arose in the three months ended December 31, 1998 which contributed to the factors resulting in the Company's filing the bankruptcy petition. Consequently, the Company has not reflected management fees as earned for these practices in the three months ended December 31, 1998.

Other Revenues, Net

Other revenues in the three months ended December 31, 1998 were $400,000. There were no such revenues in the three months ended December 31, 1997. These revenues and the entire increase are attributable to the

Company's ambulatory surgery centers which the Company either owns or is the managing general partner. These activities are consolidated for financial reporting purposes.

Medical Support Services

For the three months ended December 31, 1998 medical support services, principally clinic overhead and surgery center operating expenses, was $14.4 million compared to $13.3 million for the three months ended December 31, 1997. The $1.1 million, or 8.3% increase was attributable to the increased number of affiliated practices and physicians in 1998 as compared to 1997 and the addition of the four ambulatory surgery centers which the Company either owns or serves as the managing general partner.

General Administrative Expenses

For the three months ended December 31, 1998 general and administrative expenses were $1.7 million compared to $20.8 million for the three months ended December 31, 1997. The decrease of $19.1 million or 91.8% is primarily attributable to one-time equity-based compensation expense incurred in 1997 related to certain physicians and employees. The costs related to the increased development of corporate infrastructure to support the additional practice affiliation transactions were largely offset by the inclusion in general and administrative expenses of the minority interests in the ambulatory surgery center partnerships and the adjustment of the severance accrual at December 31, 1998.

Depreciation and Amortization

Depreciation and amortization for the three months ended December 31, 1998 was $1.9 million, as compared to $3.6 million for the three months ended December 31, 1997. The depreciation expense related to acquired furniture, fixtures and equipment and the amortization expense related primarily to Management Services Agreements and goodwill. The decrease related primarily to the lengthened amortization period related to the Management Service Agreements. As a result of the Impairment Loss on Long-lived Assets recognized in the three months ended December 31, 1998, it is anticipated that there will be a further reduction in amortization expense beginning with the three months ended March 31, 1999. The intangible assets related to the Management Services Agreements were being amortized over 4 years during the three months ended December 31, 1997 as a result of the vesting provisions contained in the restricted stock agreements relating to Common Stock which was issued by the Company to physicians in connection with the practice affiliation transactions. As of April 1, 1998, the Company amended and restated substantially all of its restricted stock agreements to eliminate the vesting provisions related to these shares of Common Stock. Accordingly, in April 1998 the

Company revised the estimated useful lives of its assets related to the Management Services Agreements and is amortizing the remaining balances over periods ranging from 4 to 25 years. Consequently, the monthly per practice amortization expense related to the practice affiliation transactions decreased beginning April 1998.

Loss on Impairment of Long-lived Assets

The Company recognized an impairment loss related to long-lived assets of $22.6 million in the three months ended December 31, 1998. See " Overview and Recent Developments" for a more detailed discussion. The Company is in the process of developing a Chapter 11 plan as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Recent Developments". The Company anticipates that a Chapter 11 plan as described above, could result in the determination that the intangible assets related to Management Services Agreements as well as other long-lived assets have been further impaired and would result in the write-off of the impaired portion of those assets. The exact amount of such additional impairment loss, which cannot be determined at this time, but is estimated to range between $8.0 million and $12.0 million and will be recognized in the period that the Chapter 11 plan or the terms of disposal are finalized. The recognition of any such additional impairment loss would be material and would have a material adverse effect on the Company's business, results of operations and financial condition.

In June and July 1999, the Company closed on settlement transactions with five of its affiliated physician practices involving 52 physicians. Under terms of the settlement agreements, the Company received $17.8 million in cash and 5.6 million shares of its common stock from the physician practices and transferred ownership of the accounts receivable and furniture fixtures and equipment to the physician groups. Additionally, the MSA's with the physician practices were terminated. As a result of these settlement transactions, the Tri-City litigation against the Company was terminated and the STSC and Valley Sports proceedings were also terminated. The Company used the proceeds of these transactions to repay a portion of its secured indebtedness. The loss related to these settlements amounted to approximately $9.9 million of which approximately $8.0 million was recognized and included in the three months ended December 31, 1998 as loss on impairment of long lived assets. The remaining $1.9 million will be recognized in the month of settlement.

Reorganization Expense

Reorganization expenses for the three months ended December 31, 1998 were $3.7 million consisting primarily of the write-off of deferred financing costs relating to the secured debt and professional fees incurred by the Company relating to the bankruptcy and related litigation and professional fees incurred by the Company's secured lenders which the Company is obligated to pay. No such expenses were incurred in 1997.

Interest Expense

Interest expense for the three months ended December 31, 1998 was $930,000 compared to $1.6 million for the three months ended December 31, 1997. The decrease of $.7 million primarily related to lower interest rates despite increased amounts of outstanding indebtedness.

Net Loss

The net loss for the three months ended December 31, 1998 was $27.9 million or $1.59 per share of Common Stock, as a result of the factors set forth above. The net loss for the three months ended December 31, 1997 was $22.7 million, or $2.78 per share of Common Stock, as a result of the factors set forth above.

Results of Operations

Nine months ended December 31, 1998 compared to the nine months ended December 31, 1997

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

                                                                           Nine Months Ended
                                                                               December 31,
                                                                               ------------
Revenues:                                                                  1998            1997
                                                                           ----            ----
     Management Fees ................................................      93.2%          100.0%
     Other, net .....................................................       6.8            --
                                                                          -----           -----
                                                                          100.0%          100.0%
Operating expenses and other expenses:
     Medical support services .......................................      78.7            85.7
     General and administrative .....................................      13.0            77.6
     Loss on impairment of long-lived assets ........................      41.8            --
     Reorganization expenses:
        Professional fees ...........................................       1.8            --
        Deferred financing costs ....................................       4.9            --
     Depreciation and amortization ..................................       8.4            22.3
                                                                          -----           -----
Total operating expenses ............................................     148.6           185.6
                                                                                          -----
Operating loss ......................................................     (48.6)          (85.6)
Interest expense ....................................................       5.3             7.8
                                                                          -----           -----
Loss before extraordinary item ......................................     (53.9)          (93.4)
Extraordinary item ..................................................      (5.5)           --
                                                                          -----           -----
Net loss ............................................................     (59.4)%         (93.4)%
                                                                          =====           =====

Management Fee Revenue

For the nine months ended December 31, 1998, management fee revenue was $51.7 million compared to $32.5 million for the nine months ended December 31, 1997. The increase of $19.2 million or 59.1 % was the result of Company's increased number of affiliated practices and physicians in 1998 and the effect of including management fees for those practices which affiliated in 1997 for the entire nine month period ending December 31, 1998.

Other Revenues, Net

Other revenues in the nine months ended December 31, 1998 were $3.7 million. There were no such revenues in the nine months ended December 31, 1997. These revenues and the entire increase are attributable to the Company's ambulatory surgery centers which the Company either owns or is the managing general partner. These activities are consolidated for financial reporting purposes.

Medical Support Services

For the nine months ended December 31, 1998 medical support services, principally clinic overhead and surgery center operating expenses, was $ 43.6 million compared to $27.9 million for the nine months ended December 31, 1997. The $15.7 million, or 56.3% increase was attributable to the increased number of affiliated practices and physicians in 1998 as compared to 1997 and the addition of the four ambulatory surgery centers which the Company either owns or serves as the managing general partner.

General and Administrative Expenses

For the nine months ended December 31, 1998 general and administrative expenses were $7.2 million compared to $25.2 million for the three months ended December 31, 1997. The decrease of $18.0 million or 71.4% is primarily attributable to one-time equity-based and other compensation expense incurred in 1997 related to certain physicians and employees ($19.8 million) offset by approximately $1.0 million of restructuring costs primarily related to severance and other write offs. The costs related to the increased development of corporate infrastructure to support the additional practice affiliation transactions were largely offset by the inclusion in general and administrative expenses of the minority interests in the Ambulatory Surgery Center partnerships.

Depreciation and Amortization

 Depreciation and amortization for the nine months ended December 31, 1998 was $4.7 million, as compared to $7.2 million for the nine months ended December 31, 1997. The decrease related primarily to the lengthened amortization period related to the Management Service Agreements. As a result of the Impairment Loss on Long-lived Assets recognized in the three months ended December 31, 1998, it is anticipated that there will be a further reduction in amortization expense beginning with the three months ended March 31, 1999. The depreciation expense related to acquired furniture, fixtures and equipment and the amortization expense related primarily to Management Services Agreements. The increase related primarily to the additional practice affiliation transactions entered into since June 30, 1997. The intangible assets related to the Management Services Agreements were being amortized over 4 years during the nine months ended December 31, 1997 as a result of the vesting provisions contained in the restricted stock agreements relating to Common Stock which was issued by the Company to physicians in connection with the practice affiliation transactions. As of April 1, 1998, the Company amended and restated substantially all of its restricted stock agreements to eliminate the vesting provisions related to these shares of Common Stock. Accordingly, in April 1998 the Company revised the estimated useful lives of its assets related to the Management Services Agreements and is amortizing the remaining balances over periods ranging from 4 to 25 years.

Loss on Impairment of Long-lived Assets

The Company recognized an impairment loss related to long-lived assets of $23.2 million of which $550,000 was incurred in September 1998 and related to the impairment of goodwill for the Company's IPA as the result of the bankruptcy of a significant payor. The Company's IPA has not pursued any other payor contracts and is currently not generating any revenues. See " Overview and Recent Developments" for a more detailed discussion. The Company is in the process of developing a Chapter 11 plan as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Recent Developments". The Company anticipates that a Chapter 11 plan as described above, could result in the determination that the intangible assets related to Management Services Agreements as well as other long-lived assets have been impaired and would result in the write-off of the impaired portion of those assets. The exact amount of such additional impairment loss, which cannot be determined at this time, but is estimated to range between $8.0 million and $12.0 million and will be recognized in the period that the Chapter 11 plan or the terms of disposal are finalized. The recognition of any such additional impairment loss could be material and could have a material adverse effect on the Company's business, results of operations and financial condition.

In June and July 1999, the Company closed on settlement transactions with five of its affiliated physician practices involving 52 physicians. Under terms of the settlement agreements, the Company received $17.8 million in cash and 5.6 million shares of its common stock from the physician practices and transferred ownership of the accounts receivable and furniture fixtures and equipment to the physician groups. Additionally, the MSA's with the physician practices were terminated. As a result of these settlement transactions, the Tri-City litigation against the Company was terminated and the STSC and Valley Sports proceedings were also terminated. The Company used the proceeds of these transactions to repay a portion of its secured indebtedness. The loss related to these settlements amounted to approximately $9.9 million of which approximately $8.0 million was recognized and included in the three months ended December 31, 1998 as loss on impairment of long lived assets. The remaining $1.9 million will be recognized in the month of settlement.

Reorganization Expense

Reorganization expenses for the nine months ended December 31, 1998 were $3.7 million consisting primarily of the write-off of deferred financing costs relating to the secured debt and entirely of professional fees incurred by the Company relating to the bankruptcy and related litigation and professional fees incurred by the Company's secured lenders which the Company is obligated to pay. No such expenses were incurred in 1997.

Interest Expense

Interest expense for the nine months ended December 31, 1998 was $2.9 million compared to $2.6 million for the nine months ended December 31, 1997. The increase of $300,000 primarily related to higher levels of indebtedness.

Extraordinary Item

The Company incurred an extraordinary loss of $3.0 million related to the write-off of deferred financing costs as a result of refinancing its existing debt in June 1998. See "Liquidity and Capital Resources" for further discussion.

Net Loss

The net loss for the nine months ended December 31, 1998 was $33.0 million or $1.89 per share of Common Stock, as a result of the factors set forth above. The net loss for the nine months ended December 31, 1997 was $30.4 million, or $4.43 per share of Common Stock, as a result of the factors set forth above.

Liquidity and Capital Resources

At December 31, 1998 and March 31, 1998, the Company had $34.2 million and $26.6 million, respectively, in working capital and $1.5 and $9.5 million, respectively, in cash and cash equivalents. Such amounts are exclusive of pre-petition liabilities which are classified as long-term liabilities. The Company's principal sources of liquidity as of December 31, 1998 and March 31, 1998 consisted of cash and cash equivalents of $1.5 and $9.5 million, respectively, and $29.5 and $25.8 million of accounts receivable, respectively.

Cash used in operating activities for the nine months ended December 31, 1998 and 1997 was $14.6 million and $927,000, respectively. The increase in cash used in operating activities was primarily related to the increase in receivables, including due from physician groups, and the decrease in accrued expenses.

Cash used in investing activities for the nine months ended December 31, 1998 and 1997 was $21.6 million and $28.2 million, respectively, a decrease of $7.0 million, primarily related to, the reduced number of practice affiliations and absence of deferred offering costs in the nine months ended December 31, 1998 offset by the surgery center acquisitions.

Cash provided by financing activities for the nine months ended December 31, 1998 and 1997 was $28.2 million and $31.3 million, respectively. The decrease was directly related to the reduced practice affiliation activity in 1998.

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

In June, July and September, 1998, the Company, in connection with three practice affiliation transactions, became obligated to issue a total $2.8 million of Series B Convertible Preferred Stock ("Series B") par value, $.01 per share which is convertible into Common Stock. The Company has authorized the issuance of up to 500,000 Series B shares. There were 2,323 shares issued and outstanding as of December 31, 1998 and the Company has an obligation to issue an additional 25,664 Series B shares. The Series B carries a 7% cumulative dividend that is payable in additional shares of stock or cash. The Company is not obligated to issue any additional shares of Series B on account of these transactions until the first year anniversary of the practice affiliation. As a result of the Chapter 11 filing, no additional shares have been issued. The Series B conversion to Common Stock is based on, in part, the Market Price (as defined in the Certificate of Designation for the Series B) of the Company's common stock and is mandatory on the first anniversary after issuance.

On June 30, 1998, the Company refinanced substantially all of its existing debt with its previous lenders with proceeds from a $60.0 million credit facility which consisted of a $15.0 million revolving line of credit ("Revolving Loan"), a $25.0 million term note ("Tranche B Loan") and a $20.0 million acquisition line of credit (collectively referred to as the "Credit Facility"). At December 17, 1998, $44.1 million was outstanding under the Credit Facility.

The Company is also required to meet certain covenants, including (a) the maintenance of certain fixed charge, interest coverage, maximum funded indebtedness and leverage ratios, (b) the maintenance of a minimum level of EBITDA and Tangible Net Worth (as defined in the Credit Facility) and (c) limitation on capital expenditures. The Credit Facility also prohibits, with certain exceptions, the Company from paying cash dividends. Additionally, under the terms of the Credit Facility the Company is subject to certain restrictions with respect to issuing subordinated debt, sales of Company assets, and changes in control of the Company. The Credit Facility is secured by substantially all of the assets of the Company and is supported by guarantees of the subsidiaries of the Company. As a result of the voluntary petitions for relief under Chapter 11, the Company is in default with respect to the Credit Facility.

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

In accordance with the provisions of the Purchase Agreement, the Company satisfied its obligation by issuing in November 1998, 959,000 warrants with an exercise price of $.01 to purchase Common Stock which had been recorded as a discount to the Series A Preferred Stock in the amount of $959,000 at September 30, 1998.

The total put liability on the Series A Preferred Stock warrant grants was adjusted to fair market value of $0.06 per share at December 31, 1998. This $1.4 million adjustment was accounted for as an increase to paid in capital and a decrease to accrued liabilities and is reflected in the accompanying condensed consolidated balance sheet as of December 31, 1998. If the Company does not complete an effective registration statement to cover the underlying shares of its Common Stock issued pursuant to the Purchase Agreement by an agreed upon date (as defined in the Purchase Agreement) the Company will be required to issue additional nominally priced warrants to purchase Common Stock. The parties have agreed to indefinitely postpone this deadline.

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

On January 23, 1999, the Bankruptcy Court gave final approval of the Company's debtor-in-possession financing agreement (the "DIP Facility") dated December 31, 1998. Under the DIP Facility, which expires on September 30, 1999, the Company may borrow up to $3.8 million for working capital needs. The DIP Facility bears interest at a rate equal to the prime lending rate plus 2% (9.75% at December 31, 1998). The Company is obligated to pay a commitment fee of .5% on the unused balance plus a letter of credit fee of 2%. The DIP Facility is secured by substantially all of the assets of the Company and its subsidiaries. The DIP Facility contains restrictive covenants including, among other things, requiring the maintenance of minimum levels of cash balances, the maintenance of minimum levels of earnings before interest, taxes, depreciation and amortization (EBITDA), limiting additional indebtedness, liens, contingent obligations and capital expenditures and prohibiting dividend payments.

The Company is exploring opportunities to obtain long-term financing to support the Company's business plan after it emerges from Chapter 11; however, there can be no assurance that the Company will be able to obtain such financing on satisfactory terms, if at all.

Outlook

Historically, available cash has been generated from cash flow from operations, borrowings under the Credit Facility and other debt, and the proceeds of equity securities. Additionally, the Company's short-term liquidity is affected by the amounts and timing of collections received on accounts receivable balances. No assurance can be given that the collections will be received on a timely basis or in amounts sufficient to meet the short-term liquidity needs of the Company. The financing of ongoing operations and certain business expansion is anticipated to be provided by a combination of cash flows from operations and the DIP Facility. The Company believes that the combination of these sources will be sufficient to meet its currently anticipated operating and capital expenditure requirements and working capital needs through September 30, 1999. The Company is actively negotiating extensions of the DIP Facility.

As of the petition date, any act by any creditor or other person to collect pre-petition indebtedness or to exercise control over property of the Debtors is prohibited, unless specifically allowed by Court Order. As part of its "first day orders", the Bankruptcy Court approved the Company's payment of pre-petition employee compensation, benefits and reimbursements and withholding taxes and the continued payment of these items. The Bankruptcy Court has also approved the payment of certain essential pre-petition trade payables. Through June 15, 1999, the Company has paid $1.9 million of pre-petition debt pursuant to such Court authorization.

The Company is in the process of developing a Chapter 11 plan with the assistance of its professionals. Among the alternatives being considered in connection with the development of a Chapter 11 plan is a restructuring of the Company's arrangements with its affiliated practices and physicians. This restructuring could include: (a) consummating "buy out" transactions with affiliated physicians pursuant to which the MSA's would be terminated and the Company would receive cash consideration; (b) assumption of the MSA's and assignment to third parties; (c) terminating certain of the MSA's and enforcing rights and remedies offered under the MSA's and/or applicable law and (d) any combination of the above. The Company is also negotiating with its secured lenders to convert any unpaid balance of the secured debt to a term loan as part of a Chapter 11 plan. The Chapter 11 plan will be dependent on a number of factors including approval by the Company's Board of Directors, Senior Secured Lenders, unsecured creditors and the Bankruptcy Court.

No assurances can be given that the Company will be able to obtain these approvals or negotiate these agreements in a timely manner, if at all. If the Company is not able to timely and successfully implement such a plan as well as satisfactorily resolve certain disputes with its physician groups, its operating business, financial condition, cash flows and results of operations will be further materially and adversely affected.

Impact of the Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions in a timely manner. As part of the Company's organization and development, the software purchased and installed to date, as well as the software under evaluation for future purchase and installation, has been represented as Year 2000 compliant. Consequently, the Company does not expect to incur any significant additional costs related to Year 2000 compliance. The Company is in the process of initiating formal communication with all of the significant payors, affiliated physicians and third-party insurers of its affiliated practices and ancillary service facilities to determine the extent to which the interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. It is the Company's belief that a significant number of its affiliated practices currently are not Year 2000 compliant. There is no assurance the systems of other companies, or the Company's affiliated practices on which the Company's systems rely or interface, will be timely converted. Consequently, there is no assurance that a material adverse effect on the Company's operations and cash flows will not occur.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1998, a litigation action entitled Tri-City Orthopedic Surgery Medical Group, Inc. et al. V. BMJ Medical Management, Inc. Case No. 98-CV-1903-JM-LAB ("Tri-City") was filed. In this action, which was brought in the United States District Court for the Southern District of California, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. This litigation was settled subsequent to December 31, 1998.

On December 10, 1998, a litigation action entitled Lighthouse Orthopedic Associates, Inc. and Orthopaedic Surgery Associates, Inc. et al. v. BMJ Medical Management, Inc. was filed. In this action, which was brought in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. The Company intends to defend against this action vigorously.

On December 11, 1998, a litigation entitled Gold Coast Orthopedics v. BMJ Medical Management, Inc. was filed. In this action brought in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, plaintiffs have asserted claims for breach of contract, common law fraud and securities fraud arising out of the MSA between plaintiffs and the Company. This action is currently stayed pursuant to the automatic stay provisions of Section 362 of the United States Bankruptcy Code. The Company intends to defend against this action vigorously.

On December 17, 1998, an adversary action entitled BMJ Medical Management, Inc.,
v. Lighthouse Orthopaedic Associates, Inc. et al. Case No. A-98-611 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 17, 1999 the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 25, 1999, the court granted the Company's motion for preliminary injunction requiring defendants transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On December 17, 1998, an adversary action entitled BMJ Medical Management, Inc.
v. Orthopaedic Surgery

Associates, Inc. et al. Case No. A-98-610 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 17, 1998 the court granted BMJ's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 22, 1999, the court granted the Company's motion for preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On December 22, 1998, an adversary action entitled BMJ Medical Management, Inc.
v. Broward Orthopedic Specialist, Inc. et al. Case No. A-98-613 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks temporary, preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 23, 1998, the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On February 17, 1999, the court entered an order granting a preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

 On December 22, 1998, an adversary action entitled BMJ Medical Management, Inc.
v. Valley Sports and Arthritis Surgeons, P.C. et al. Case No. A-98-614 ("Valley Sports") was filed. In this action, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks temporary, preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. On December 23, 1998 the court granted the Company's motion for temporary restraining order requiring defendants to transfer collections on the accounts receivable to the Company. On January 22, 1999, the Court entered an order granting a preliminary injunction requiring defendants to transfer collections on the accounts receivable and comply with the provisions of the MSA. This litigation was settled subsequent to December 31, 1998.

On February 17, 1999, an adversary action entitled BMJ Medical Management, Inc.
v. South Texas Spinal Clinic. P.A. et al. Case No. A-99-48 ("STSC") was filed. In this action, the Company has asserted claims for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company seeks preliminary and permanent injunctive relief against defendants compelling defendants to turn over all of the Company's property in their custody, possession, and control and restraining and enjoining defendants from withholding the proceeds of certain accounts receivable owed to the Company by defendants under the MSA. This litigation was settled subsequent to December 31, 1998.

On February 22, 1999, an adversary action entitled BMJ Medical Management, Inc.
v. Terence J. Matthews, M.D. et al. Case No. A-99-50 was filed. In this action which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims for breach of a non-competition agreement contained in the MSA between defendants and the Company. The Company's complaint also seeks compensatory and punitive damages for defendants breaches of the MSA including their failure to transfer collections on the accounts receivable to the Company. The complaint also seeks preliminary and permanent injunctive relief restraining and enjoining defendants from the continued violation of defendants non-competition agreement. The hearing on the Company's motion for preliminary injunction was set for April 22, 1999. On April 21, 1999, Dr. Matthews filed for protection under the Bankruptcy Code in Florida. As a result of Dr. Matthews' bankruptcy filing, the Company's action against Dr. Matthews is currently subject to the automatic stay.

On March 1, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Lighthouse Orthopaedic Associates, Inc. and Beasley, Leacock & Hauser, P.A. et al. Case No. A-99-69 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has filed a complaint asserting claims against defendants for violation of the automatic stay arising out of the defendants' filing suit in state court against certain officers and directors of the Company and others asserting claims for common law fraud, violation of the Florida Investor Protection Act and federal securities fraud in connection with the offer and sale of the Company's stock. The Company's complaint sought enforcement of the automatic stay, and permanent injunctive relief against defendants. On April 7, 1999 the defendants filed a motion to dismiss the Company's complaint. On May 24, 1999, the Company amended its complaint and motion for enforcement of the automatic stay and permanent injunctive relief to add, as additional defendants, the Company's liability insurance carrier and the officers, directors and underwriters named as defendants in the state court suit. On June 4, 1999, certain of the defendants file a motion to dismiss the amended complaint. On June 29, 1999 the court entered an order granting the Company'y motion to enforce the automatic stay and enjoined the continuation of defendant's state court suit until August 20, 1999. The court also enjoined the Company's liability insurance carrier from making any payments on account of any claims made under the insurance policy until August 20, 1999.

On March 1, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Brenda Sapir and Beasley, Leacock & Hauser, P.A. et al. Case No. A-99-68 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company filed a complaint asserting claims against defendants for violation of the automatic stay arising out of the defendants' filing a class action suit in federal court against certain officers and directors of the Company and others alleging federal securities fraud and negligent misrepresentation in connection with the offer and sale of the Company's stock. The Company's complaint sought enforcement of the automatic stay, sanctions, and permanent injunctive relief against defendants. On April 7, 1999, the defendants filed a motion to dismiss the Company's complaint. On May 24, 1999, the Company amended its complaint and motion for enforcement of the automatic stay and permanent injunctive relief to add, as additional defendants, the Company's libility insurance carrier and the officers, directors and underwriters named as defendants in the federal class action suit. On June 4, 1999, certain of the defendants filed a motion to dismiss the amended complaint. One June 29, 1999 the court entered an order granting the Company's motion to enforce the automatic stay and enjoined the continuation of defendants' federal court suit until August 20, 1999. The court also enjoined the Company's liability insurance carrier from making any payments on account of any claims made under the insurance policy until August 20, 1999.

On June 23, 1999, an adversary action entitled BMJ Medical Management, Inc. v. Douglas A.Bobb, D.O. Case No. A-99-197 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims against Dr. Bobb for damages, injunctive relief and turnover arising out of the MSA between the Company and defendant. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On June 23, 1999, an adversary action entitled BMJ Medical Management, Inc. v.
H. Leon Brooks, M.D. et al Case No. A-99-196 was filed. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, the Company has asserted claims against Dr. Brooks for damages, injunctive relief and turnover arising out of the MSA between the Company and defendants. The Company intends to pursue this action vigorously. No counterclaims have been asserted.

On March 25, 1999, an adversary action entitled Chaim Arlosoroff, M.D. v. BMJ Medical Management, Inc. Case No. A-99-93 was filed against BMJ. In this action, filed in the United States Bankruptcy Court for the District of Delaware, Dr. Arlosoroff sought a declaratory judgment that a non-competition agreement between the Company and Dr. Arlosoroff was unenforceable. The Company asserted counterclaims against Dr. Arlosoroff for breach of the non-competition agreement and for preliminary and permanent injunctive relief restraining and enjoining Dr. Arlosoroff from the continued violation of defendants non-competition agreement. The Company is in the process of settling the entire action, including Dr. Arlosoroff's claims, for a certain cash payment by Arlosoroff to buy-out his non-competition agreement.

On June 4, 1999, an adversary action entitled Seaview Orthopaedic and Medical Associates et al. V. BMJ Medical Management, Inc. Case No. A-99-159 was filed against BMJ. In this action, which is currently pending in the United States Bankruptcy Court for the District of Delaware, Seaview seeks a declaratory judgment that the MSA between the Company and Seaview has been terminated. Seaview also filed a motion for preliminary and permanent injunctive relief seeing to enjoin future payments of management fees under the agreement between the Company and Seaview. The court denied such motions on July 1, 1999. The Company intends to pursue this action vigorously.

The Company is subject to legal proceedings in the ordinary course of its business including certain claims resulting from successor liability in connection with the assumption of certain liabilities of the physician practices. The Company does not believe that any such legal proceedings, except those described above, after consideration of professional and other liability insurance and amounts provided in the accompanying consolidated balance sheet as of December 31, 1998 could have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has determined that it is not possible to estimate the amount of damages, if any, that may ultimately be incurred from the legal proceedings described above. As a result, no provision has been made in the financial statements with respect to these contingent liabilities. Because of certain Legal actions initiated against the Company and the subsequent Chapter 11 filing by the Company, management reevaluted the company's long-lived assets for impairment.

Item 2.  Changes in Securities

         The Company has issued certain of its securities in transactions exempt from registration under the Securities Act of 1933 (the "Act") as follows:

         In reliance upon section 4(2) of the Act, on November 1, 1998 the Company issued, in connection with the Purchase Agreement to the holder of the Series A Preferred Stock an aggregate of 959,038 warrants to purchase Common Stock, with an exercise price of $0.01 per share.

Item 3.  Defaults upon Senior Securities

The Company is in default with respect to its Senior Credit Facility as a result of filing a voluntary petition for relief under Chapter 11 Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware situated in the United States.

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8K
(a)      Exhibit

1.   Debtor In Possession Credit Facility

(b)      Reports on Form 8-K
1. On December 17,1998 the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated December 17, 1998 which Form 8-K reported the filing by the Company of a voluntary petition for relief under Chapter 11 of the United States Code of the District of Delaware situated in the United States, under item 3.
2. On April 6, 1999, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated April 6, 1999 which Form 8-K reported a change in Registrant's Certifying Accountant under Item 4.
3. On May 26, 1999, the Company filed with the Securities and Exchange Commission a current report on Form 8-K dated May 26, 1999 which Form 8-K reported the engagement of PricewaterhouseCoopers LLP as the Company's principal independent public accountant.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: July 27, 1999                        BMJ MEDICAL MANAGEMENT, INC.

                                      By: /s/ Charles E. Sweet
                                         -------------------------------------
                                      President and Chief Executive Officer


                                      By: /s/ David H. Fater
                                         -------------------------------------
                                         David H. Fater
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)